Form 10-K
period 1999-09-30
CVC INC
filed 1999-12-29
CIK 1047427

\

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    |X| ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       or
                     TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM . . . . . . . . TO . . . . . . .

                         COMMISSION FILE NUMBER 0-23227

                                 ---------------
                                    CVC, INC.

             (Exact name of registrant as specified in its charter)

                                 ---------------

                 DELAWARE                               16-1383279
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)
                                  525 LEE ROAD
                            ROCHESTER, NEW YORK 14626
               (Address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 458-2550

                    SECURITIES REGISTERED PURSUANT TO SECTION
                        12(B) OF THE ACT: NONE SECURITIES
                     REGISTERED PURSUANT TO SECTION 12(G) OF
                                    THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file Such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /   /  no / X /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of Common Stock on November 12, 1999 of $10.94 as reported on the Nasdaq National Market was approximately $48.270 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of November 12, 1999, 11,492,707 shares of Common Stock, $.01 par value per share, were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
                               / None /

                                Table of Contents

PART I

Item 1.   Business.............................................................1
Item 2.   Properties..........................................................14
Item 3.   Legal Proceedings...................................................14
Item 4.   Submission of Matters to a Vote of Security Holders.................14

PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.................................................15
Item 6.   Selected Financial Data.............................................16
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................17
Item 8.   Financial Statements and Supplementary Data.........................26
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................29

PART III

Item 10.  Directors and Executive Officers of the Registrant..................30
Item 11.  Executive Compensation..............................................33
Item 12.  Security Ownership of Certain Beneficial Owners and Management......34
Item 13.  Certain Relationships and Related Transactions......................36

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......38

Item 15.  Signatures..........................................................41

PART I

ITEM 1.  BUSINESS

INTRODUCTION

     CVC is a worldwide supplier of process equipment used in the manufacture of magnetic recording heads for disk drives and advanced semiconductor devices for computers and communications equipment. Our equipment either deposits or removes thin film layers as steps in the process of manufacturing magnetic recording heads and semiconductor devices. Since 1993, we have shipped more than 100 CONNEXION Cluster Tool systems, including more than 400 process modules. Our customers include many of the leading manufacturers of magnetic recording heads for the data storage industry such as Alps, Fujitsu, IBM, Read-Rite, Seagate Technology, TDK and Yamaha, as well as manufacturers of semiconductor devices such as Anadigics, Analog Devices, Honeywell and M/A-COM.


RECENT DEVELOPMENTS

     Stock  split

     On August 30, 1999, the CVC declared a two-for-three reverse stock split which became effective in connection with its initial public offering in November 1999. This reverse stock split decreased the number of common shares outstanding by 1,172,688. Accordingly, all share and per share amounts for all periods presented herein have been retroactively adjusted to give effect to this stock split.

     Public offering

     On November 12, 1999, CVC received net proceeds of $27.9 million from a public equity offering, consisting of 3,000,000 shares of common stock sold by CVC and 500,000 shares of common stock sold by certain shareholders of CVC at an initial offering price of $10.00 per share. Total common shares outstanding after the offering were 11,492,707. CVC used a portion of the net proceeds from the offering to repay approximately $15.0 million of debt, $10.0 million for the redemption of the Series D Redeemable Preferred Stock and the balance for general corporate purposes. CVC did not receive any of the proceeds from the sale of shares by the selling shareholders.


INDUSTRY BACKGROUND

     THE DATA STORAGE INDUSTRY

     In order to satisfy market demand for devices with greater storage capacity, the disk drive industry has developed new types of recording heads enabling greater areal density. Areal density is the measure of stored bits per square inch in the recording surface of a disk. According to data storage industry sources, areal densities have been increasing approximately 60% per year since 1990. The growth in areal density, or storage capacity, has been facilitated by the evolution of recording head manufacturing technology from IR, or inductive recording heads, to MR, or magnetoresistive heads, to the more recent introduction of giant magnetoresistive heads, or GMR heads.

     According to TrendFocus, giant magnetoresistive head shipments are expected to increase from 0.4 billion units in 1999 to 1.2 billion units in 2002, while the shipment of magnetoresistive heads are expected to decrease from 0.5 billion units in 1999 to limited shipments by 2002. The disk drive industry's expected growth and transition to technologically advanced recording heads reflect a number of factors, including:

o the exchange of increasing volumes of data among users across the Internet and intranets;

o the rapid accumulation of data resulting from growth of digital content, including audio, video and data;

o continued improvements in computing price performance ratios, including the emergence of the sub-$1,000 personal computer; and

o the introduction of new applications for storage devices such as digital cameras, auto navigation, video on demand and personal digital assistants, or PDAs.

     Magnetic recording heads are manufactured using various thin film deposition and etch processes, which provide magnetic, conductive and insulating properties. More advanced heads typically require the deposition of approximately 18 to 28 thin film layers of different materials. CVC believes that the data storage industry's current transition to more advanced technologies will require the data storage industry to make investments in advanced processing equipment to support both the technology transition and anticipated volume growth.

     THE SEMICONDUCTOR INDUSTRY

     The manufacture of semiconductors involves multiple thin film processing steps. Semiconductor devices that utilize exotic substrates, such as Gallium Arsenide, or GaAs, are more difficult to produce due to physical characteristics such as lower maximum tolerable processing temperatures and less mechanical strength of the substrates. However, these substrates enable the fabrication of high-speed, high-performance devices with low power consumption that make them ideally suited for advanced communications applications, such as portable communication devices, including digital pagers and cellular phones. Due to the characteristics of these exotic substrates, the fabrication of devices involving these substrates requires advanced process equipment that can provide multiple, highly uniform, precision thin film materials.

     In  order  to  increase  the   performance   and  reduce  the  cost  of
semiconductor devices, manufacturers have continued to shrink line widths, while at the same time adding multiple layers of metal interconnect materials.
Semiconductor manufacturers currently use aluminum or aluminum alloys to interconnect the various layers of a semiconductor device. As semiconductor line widths shrink below 0.18 microns, or 0.18 millionths of a meter, copper is increasingly being used as an alternative to aluminum interconnects. Copper provides less resistance to electron flow at narrow line widths and makes it possible to build high speed devices using fewer interconnect layers than would be necessary with aluminum. The deposition of copper interconnect material requires two steps: (1) the deposition of a barrier layer, to protect the insulating layers from being contaminated by copper, and (2) the deposition of seed and copper fill layers, which serve as the interconnect. The deposition of interconnect material involves very specialized substrate processing equipment, including metal deposition equipment. According to Dataquest, copper deposition equipment sales are expected to grow from $200 million in 1999 to $700 million in 2003.

     SUBSTRATE PROCESSING

     The manufacture of magnetic recording heads and semiconductors requires from tens to hundreds of fabrication processing steps. Many of these steps involve the controlled application or removal of layers of materials to or from a base material, or substrate, or on a previously deposited layer. The application of materials to a wafer, known as deposition, involves the building up of extremely thin films of electrically insulating or conducting materials. These layers can range from over one-thousandth to less than one-millionth of a millimeter in thickness. A wide range of materials and deposition processes are used to build up thin film layers on substrates to achieve specific performance characteristics. The removal of material from substrates, known as etching, involves the precise removal of residue or excess material using dry plasma or ion beams in order to build a specific pattern, for example, to form a semiconductor device.

     The process of manufacturing magnetic recording heads and semiconductors is constantly evolving to address the demand for smaller devices with higher performance. Devices with smaller features sizes and higher levels of performance require new materials or more manufacturing steps involving multiple layers of thin film materials. To successfully develop new manufacturing processes, thin film recording head and semiconductor manufacturers require sophisticated processing equipment that:

o    incorporates highly specialized processing and systems knowledge;

o enables the precise, uniform deposition of a wide range of thin film materials;

o supports a variety of deposition and etching processes on an integrated platform; and

o provides the ability to transition to new materials and fabrication processes efficiently.

THE CVC SOLUTION

     CVC is a worldwide supplier of process equipment for the data storage and semiconductor industries. CVC provides thin film deposition and etching equipment based on a central substrate-handling platform to which a series of interchangeable process modules can be connected. CVC's process equipment incorporate its expertise in:

o the deposition and removal of multiple thin film materials in a vacuum environment;

o    advanced physics and material science;

o    engineering of microelectronic and atomic components; and

o    proprietary software that controls the deposition and etching processes.

     CVC's products are designed for the highly uniform, repetitive steps required for the manufacturing of devices involving multiple thin film layers and a wide range of materials.

     CVC's CONNEXION Cluster Tool system is a modular system with stations for connecting up to six modules around a central substrate-handling platform. Each module performs a different manufacturing process on the substrate. CVC's CONNEXION Cluster Tool system enables the integration of modules supplied by either CVC or third-parties. CVC currently offers a wide range of advanced process modules for deposition and etching of thin film layers. The CONNEXION Cluster Tool, combined with a wide range of process modules, helps to create highly uniform devices through the integration of various processes in a vacuum controlled environment. CVC's integrated, modular-based systems provide functional flexibility that enables data storage and semiconductor manufacturers to quickly transition to new process technologies, improve time-to-market of higher performance products and improve manufacturing yields.

STRATEGY

     CVC's objective is to enhance its position as a worldwide developer of thin film processing technologies for the data storage and semiconductor industries. Key elements of CVC's strategy include:

MAINTAIN TECHNOLOGICAL EXPERTISE IN THE DATA STORAGE INDUSTRY. Since 1990, CVC has focused on the development of integrated thin film process technologies that are part of the manufacturing process of advanced magnetic heads used in data storage applications. To date, CVC has shipped more than 100 of its cluster tool systems, including more than 400 process modules. CVC intends to continue to combine its expertise in the processing of thin films with the modular design of its CONNEXION Cluster Tool system to develop increasingly efficient and cost-effective integrated process solutions for the data storage industry.

EXPAND DATA STORAGE EXPERTISE INTO THE SEMICONDUCTOR MARKET. CVC intends to leverage its accumulated expertise in thin film head processing by targeting selected semiconductor markets that require advanced thin film processes. CVC believes that its CONNEXION Cluster Tool systems is well suited for the fabrication of advanced semiconductors, advanced storage devices and optical components. CVC plans to continue to identify and develop products that address integrated process solutions where thin film process technologies play a critical role.

CAPITALIZE ON CLOSE RELATIONSHIPS WITH INDUSTRY LEADERS. CVC has established strategic relationships with a number of industry-leading data storage and semiconductor manufacturers. By working closely with industry leaders early in their research and development stage, CVC can identify and develop customized integrated process solutions that better address customers' existing and future processing requirements. Having met the specific needs of market leaders with innovative integrated process solutions, CVC is able to leverage the experience gained to create products that will meet the demands of an expanded set of customers across a range of applications and process technologies. CVC's ability to implement new process solutions also helps CVC meet its customers' time-to-market demands and advances CVC's goal of having products designed early into its customers' production and planning cycles.

TARGET ADVANCED INTERCONNECT OPPORTUNITIES IN THE SEMICONDUCTOR INDUSTRY. Since 1993, CVC has committed significant resources to the development of advanced interconnect technology for high-performance integrated circuit fabrication. CVC has developed a module that enables deposition of both barrier and copper layers in an integrated system. CVC has delivered a developmental integrated copper and barrier deposition system to one of its strategic customers and intends to continue to develop solutions to meet the requirements of emerging advanced interconnect technologies.

CONTINUE TO PROVIDE SUPERIOR CUSTOMER SERVICE ON A WORLDWIDE BASIS. CVC is focused on delivering a high level of customer satisfaction by providing superior customer service through a dedicated customer service group consisting of 53 full-time employees and a research development group consisting of 103 full-time employees, as well as through distributors and sales representatives in the United States, Japan, East Asia and Europe. CVC believes that its focus on customer service combined with CVC's process and systems expertise has enhanced its reputation in the data storage and semiconductor industries. CVC's CONNEXION Cluster Tool system is used by a majority of the leading magnetic recording head manufacturers in the data storage industry. CVC believes this broad industry representation is due in part to its superior worldwide customer service.

BROADEN PRODUCT OFFERINGS THROUGH INTERNAL DEVELOPMENT AND ACQUISITIONS. CVC plans to continue to expand its product offerings through both internal development and acquisitions of complementary businesses, products and technologies. Since the market introduction of the CONNEXION Cluster Tool system in 1993, CVC has continuously enhanced and expanded its product offerings in response to the evolving needs of its customers through internal research and development. In 1998, CVC developed and introduced capabilities that allow precise measurement and testing functions to take place in a process module without disrupting the production process and without disturbing the tightly controlled vacuum environment. In May 1999, CVC expanded its existing family of process modules through the acquisition of Commonwealth Scientific Corporation, a provider of ion beam deposition and etching modules.

PRODUCTS

     CONNEXION CLUSTER TOOL SYSTEM

     CVC's principal product is its CONNEXION Cluster Tool system. The CONNEXION Cluster Tool system provides some of the processes required to manufacture magnetic recording heads and semiconductor devices. The CONNEXION Cluster Tool system is based on a central substrate-handling platform and a series of interchangeable thin-film deposition and etching processing modules. CVC's CONNEXION Cluster Tool system enables the integration of process modules supplied by either CVC or third parties. Since 1993, CVC has shipped more than 100 of these systems, including more than 400 process modules.

     Depending on the configuration, individual systems range from $1.0 million to more than $4.0 million, and individual process modules range from approximately $350,000 to $2.0 million.

     CVC believes that the advantages provided by its CONNEXION Cluster Tool system include the following:

ABILITY TO PROCESS A WIDE RANGE OF MATERIALS. The modular design of the CONNEXION Cluster Tool system provides customers the ability to process a wide range of materials. This ability allows CVC's customers to address their rapidly evolving manufacturing and material requirements across multiple applications.

     The following table provides an overview of the materials and applications addressed by CVC's CONNEXION Cluster Tool systems for the data storage and semiconductor industries:

                                             DATA STORAGE
                                             ------------
MATERIALS GROUPS                        SPECIFIC MATERIALS                      PRODUCT APPLICATIONS
----------------                        ------------------                      --------------------
Conductors               Aluminum                 Tantalum
                         Chromium                 Titanium
                         Copper                   Titanium/Tungsten
                         Gold                     Tungsten
                         Molybdenum
                         Platinum


Magnetic                 Aluminum Silicon Iron    Iridium Manganese             Inductive,
Materials                Cobalt Chromium          Iron Manganese                Magnetoresistive
                         Platinum                 Iron Tantalum Nitride         and Giant
                         Cobalt Iron              Nickel Iron                   Magnetoresistive
                         Cobalt Platinum          Nickel Iron Rhodium           Recording Heads
                         Cobalt Zirconium         Nickel Manganese              for Disk Drives
                         Tantalum                 Platinum Chromium
                         Cobalt Zirconium         Manganese
                         Niobium                  Platinum Manganese

Insulating               Aluminum Nitride         Silicon Nitride
                         Aluminum Oxide           Silicon Oxide

Wear-Resistant           Diamond-like-carbon, or DLC
Coatings

                                        SEMICONDUCTOR DEVICES
                                        ---------------------

MATERIALS GROUPS                        SPECIFIC MATERIALS                      PRODUCT APPLICATIONS
----------------                        ------------------                      --------------------
Conductors              Aluminum (alloys)         Titanium
                        Cobalt                    Titanium Silicide
                        Copper                    Titanium Tungsten Nitride
                        Gold                      Tungsten                      Gallium Arsenide
                        Nickel                                                  and Silicon
                        Platinum                                                Semiconductors

Barrier/Liner/          Tantalum                  Titanium                      Logic and Memory
Glue/                   Tantalum Nitride          Titanium Nitride              Integrated Circuits
Layers

High-k                  Barium Strontium          Tantalum Pentoxide
Dielectrics             Titanate                  Titanium Oxide                Analog and Mixed
                                                                                Signal Integrated
                                                                                Circuits

Other                   Blue Phosphor             Silicon Chromium Carbon
Specialty               Chromium Silicon Nitride  Tantalum Nitride
Materials               Nickel Chromium           Zinc Oxide
                        Silicon Chromium

FLEXIBILITY OF MODULAR DESIGN. The modular design of the CONNEXION Cluster Tool system provides customers the flexibility to cost effectively transition from the development stage to full production. In the development stage, customers can use a process module as a fully-functional, stand-alone tool to develop and test individual fabrication steps. Following the successful development of individual process steps, a customer can combine multiple process modules with CVC's CONNEXION Cluster Tool platform to form an integrated production system. Furthermore, the modular design allows customers to reconfigure systems that are in production to address the evolving manufacturing processes required by magnetic recording head and semiconductor manufacturers. The flexibility to exchange modules enables customers to quickly develop new fabrication processes, improving time-to-market of higher performance products, with a lower capital investment.

BENEFITS OF INTEGRATED PLATFORM. The integrated platform of the CONNEXION Cluster Tool system provides customers with the ability to combine various deposition and etching modules on a single platform in a vacuum controlled environment. The benefits of a vacuum controlled environment include high uniformity and reduced incidences of cross contamination and damage from external handling. CVC's integrated platform enables customers to achieve improved manufacturing yields, enhanced tool uptime and device reliability and performance.

HIGHLY SPECIALIZED PROCESS SOLUTIONS. CVC provides customers highly specialized process solutions, including a variety of energy sources and components. These solutions enable CVC's customers to achieve high uniformity over a wide range of substrate materials and sizes, as well as control of the composition materials, atomic microstructures and surface/interface properties.

     CVC PROCESS MODULES

     CVC offers process modules for different methods of depositing thin films on a wafer, or substrate, such as physical vapor deposition, mainly a physical technique, and chemical vapor deposition, mainly a chemical technique. CVC also offers modules for different methods of removing, or etching, portions of thin films from a wafer or a substrate. CVC obtained its ion beam deposition, etching and its diamond like carbon processing modules through its acquisition of Commonwealth Scientific Corporation in May 1999.

     Below is a brief description of CVC's process modules:

PHYSICAL VAPOR DEPOSITION - PLASMA SPUTTERING MODULE

     Physical vapor deposition, or PVD, by plasma sputtering is used to deposit a wide range of magnetic, conductive and insulating materials on various substrates with different topographies. PVD is performed in a high vacuum chamber by applying a strong direct current or radio frequency electric field to an inert gas, usually argon, to create a plasma. The electrically charged ions are accelerated toward a target made of the material which is to be deposited. When the ions hit the target, atoms are physically knocked off the target and are scattered on the wafer or substrate, slowly building up a thin film layer. CVC offers both a single wafer PVD module and a multi-station PVD module for the sequential deposition of various materials within a single vacuum chamber.

PHYSICAL VAPOR DEPOSITION - ION BEAM DEPOSITION MODULE

     PVD by ion beam deposition is used to deposit a wide range of very thin magnetic, conductive and insulating materials on various substrates with different topographies. Ion beam deposition is performed in a high vacuum chamber by focusing an ion beam generated by a radio frequency or direct current ion beam source toward a target made of the desired material to be deposited. The beam of energetic ions hits the target and ejects atoms of the desired material toward the wafer or substrate, building up a thin film layer in a slower, more directional manner than with sputtering. In addition, in some processes, a second ion beam is directed toward the substrate to control the microstructure of the thin film while depositing the desired material.

METAL-ORGANIC CHEMICAL VAPOR DEPOSITION MODULE

     Metal-organic chemical vapor deposition, or MOCVD, is used to deposit various materials such as aluminum, copper, tungsten, titanium, titanium nitride, tantalum and tantalum nitride. The MOCVD process causes precursor materials that contain atoms of the material to be deposited to react at the heated wafer or substrate surface resulting in the formation of the thin film layer of the material. MOCVD uses a metal organic compound distributed through a liquid delivery system as the source of the material to be deposited.

ION BEAM ETCH MODULE

     Etching by ion beam is used to transfer a desired device pattern to the substrates. An ion beam directed toward the substrate can also be used to remove contaminants such as oxide layers or for substrate conditioning to improve adhesion. Ion beam etching is performed in a high vacuum chamber by focusing an ion beam generated by a radio frequency and direct current ion beam source toward the wafer or substrate.

DIAMOND-LIKE-CARBON MODULE

     Ion beam deposition of thin diamond-like-carbon, or DLC, is used to deposit hard coating layers as wear and corrosion protection for thin-film heads and magnetic media. The ion beam diamond-like-carbon module employs a carbon-containing gas flow through an ion source mounted onto a vacuum process chamber to deposit thin layers of diamond-like-carbon on wafers or other substrates. CVC's ion beam diamond-like-carbon deposition system sources are currently used in production by the thin-film head manufacturers. As hard disk storage densities increase, the distance between the recording head and magnetic media are decreasing to below 100 Angstroms. The next-generation advanced giant magnetoresistive heads will require dense and defect-free diamond-like-carbon films below 50 Angstroms. To address this requirement, CVC has developed a filtered cathodic arc diamond-like-carbon deposition cluster module which enables controlled deposition of high-quality ultrathin diamond-like-carbon layers. This cluster module will enable CVC to effectively serve the diamond-like-carbon application for several future generations of thin film recording heads and magnetic media.

INDUCTIVELY-COUPLED-PLASMA SOFT CLEAN MODULE

     CVC offers a multi-zone inductively-coupled-plasma, or ICP, soft clean module for surface preparation prior to material depositions. CVC's ICP module technology employs the design features of the ICP system licensed by CVC from Texas Instruments and enhanced by CVC through internal developments. The license from Texas Instruments covering the design features of the ICP system expires in 2014. The ICP module design provides the capability for damage-free cleaning of semiconductor surfaces in order to enable formation of low resistivity interconnect structures such as with copper metallization and with controlled device interfaces for enhanced interconnect reliability and performance.

RAPID THERMAL PROCESSING/RAPID THERMAL CHEMICAL VAPOR DEPOSITION MODULE

     CVC's rapid thermal processing, or RTP, module with multi-zone temperature control optimizes temperature and process uniformity and repeatability control. CVC's RTP and rapid thermal chemical vapor deposition, or RTCVD, module is designed for various thermal processing applications including anneal, oxidation and CVD processes.

     600 SERIES PHYSICAL VAPOR DEPOSITION SYSTEMS

     Introduced in 1988, the 610 and 611 products are PVD sputtering deposition systems, handling up to 6-inch diameter substrates. The 611 system is equipped with a loadlock and eight work stations enabling up to eight materials to be deposited with sequential or co-sputter deposition processes. The CVC 600 Series system is the basic design with many 611 features but without the loadlock and less automated process control. A soft clean ion source can be installed in any work station for low damage cleaning of semiconductor surfaces.

     ION BEAM SOURCES AND POWER SUPPLIES

     With its acquisition of Commonwealth, CVC obtained a range of ion sources, as well as the power supplies used to operate these sources. Ion beam processing is used in a variety of advanced research and development applications, as well as the production of thin film etch and deposition applications where precise control and repeatability of multilayer thin films are critical. CVC provides these products as components to companies supplying equipment to the precision optics, opthalmics and optoelectronics industries. In addition, CVC uses its ion beam sources and power supplies in its IBD, IBE and DLC process modules.

CUSTOMERS

     CVC's customers include many of the leading manufacturers of thin film magnetic recording heads for the data storage industry, as well as manufacturers of semiconductor devices. During fiscal year 1999, approximately 85% of CVC's revenues were derived from sales made to thin film magnetic recording head manufacturers and approximately 9% of CVC's revenues were from sales to semiconductor device manufacturers. Customers of CVC who have purchased at least one Connexion Cluster Tool system from it during fiscal 1998 and 1999 are:

         DATA STORAGE                               SEMICONDUCTOR
         ------------                               -------------
         Alps Electronics                           Anadigics

         Applied Magnetics                          Analog Devices

         Fujitsu                                    Honeywell

         Headway Technologies Inc.                  Kodak

         Hitachi Metals                             M/A-COM

         IBM                                        Viking Tech

         Read-Rite                                  Xerox

         Samsung Electronics

         Seagate Technology

         Sony

         TDK

         Yamaha

     Of these customers, Seagate, IBM and TDK each accounted for 10% or more of CVC's revenues in fiscal 1999 and Seagate, Headway and Alps each accounted for 10% or more of CVC's revenues in fiscal 1998.

RELATIONSHIP WITH SEAGATE TECHNOLOGY

     Seagate Technology, which provides products for storing, managing and accessing digital information on computers and data communications systems, is CVC's largest customer, as well as its largest stockholder. Seagate Technology accounted for 47% of CVC's total revenue in fiscal 1997, 31% of CVC's total revenue in fiscal 1998 and 34% of CVC's total revenue in fiscal 1999. The decline in fiscal 1998 in the percentage of CVC's total revenues attributable to sales to Seagate Technology is due primarily to a decline in the absolute dollar amount of CVC's sales to Seagate Technology in fiscal 1998. CVC believes that decline, in turn, reflects competitive market conditions and weakness in demand for disk drive products. The increase in fiscal 1998 in the percentage of CVC's total revenues attributable to sales to Seagate Technology reflects an increase in the absolute dollar amount of CVC's sales to Seagate Technology, partially offset by increased sales to CVC's other customers due to expansion of its customer base.

     In 1995, Seagate Technology made an equity investment of approximately $9.0 million in CVC. In connection with this investment, Seagate Technology obtained the right to elect two members of CVC's Board of Directors. That right terminated upon consummation of CVC's initial public offering in November 1999. See "Business - Recent Developments - Public Offering." As of September 30, 1999, Seagate Technology owned shares representing approximately 29% of CVC's outstanding common stock. In addition, pursuant to a warrant acquired by it in 1995, Seagate Technology has the right to acquire an additional 790,760 shares of common stock at an exercise price of $5.58 per share. Assuming full exercise of this warrant, Seagate Technology would own an aggregate of approximately 35% of CVC's outstanding common stock as of September 30, 1999.


BACKLOG

     CVC's backlog consists generally of product orders for which a purchase order has been received and which are scheduled for shipment within 12 months. Because a large percentage of CVC's orders require products to be shipped in the same quarter in which the orders are received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, CVC does not believe that the level of backlog at any point in time is an accurate indicator of its performance.

MARKETING AND SALES

     CVC sells its products in the United States and Europe through its direct sales force that is supported by its 29-person marketing and sales organization. In Japan and Europe, CVC uses distributors to sell its products. CVC markets its products in China, Korea, Taiwan, Malaysia, Singapore and Thailand through independent sales representatives. International sales accounted for 31% of CVC's total revenues for fiscal 1997, 38% for fiscal 1998 and 53% for fiscal 1999. CVC's sales and marketing organization uses a consultative sales process, working closely with customers to understand and define their deposition process and equipment needs and to determine that those needs are addressed by CVC's process technologies, as well as complementary technologies offered by other equipment providers. CVC works closely with the senior management and research and development personnel of its existing customer base to gain insight into their industries and to focus on offering new process technologies tailored to their customers' requirements.

     The sales cycles for CVC's systems vary depending upon whether the system is an initial purchase or a repeat order. New customer sales cycles are typically 12 to 18 months, whereas repeat order sales cycles are typically four to six months. The sales cycle for a new customer begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's particular applications needs and problems, one or more presentations to the customer, frequently including extensive participation by CVC's senior management, two to three product sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment's process and reliability specifications. New customer sales cycles are monitored closely by senior management for correct strategy approach and prioritization.

CUSTOMER SERVICE AND SUPPORT

     Prompt and effective field service and support is critical to CVC's sales efforts, due to the substantial commitments made by customers that purchase CVC's equipment. As of September 30, 1999, CVC had 53 full-time employees dedicated to customer service and support. CVC's strategy of supporting its installed base through both customer support and research and development groups has served to encourage the use of CVC's equipment and process technologies in customer production applications. CVC's engineers and field support personnel work closely with customers to help define their production and process requirements, and customers often collaborate in trial production runs at CVC's Fremont, California, Rochester, New York and Alexandria, Virginia research and demonstration facilities. CVC believes that its marketing efforts are enhanced by the technical expertise of its engineers who also provide customer process support and participate in industry forums, conferences and user groups.

     CVC generally warrants its new systems for 15 months from the date of shipment. CVC generally warrants to an original purchaser of its new systems that the products and parts manufactured or assembled by CVC and the application software supplied will be free from defects in materials and workmanship under normal use. Installation is included in the price of the system. CVC's field service engineers provide customers with call-out repair and maintenance services for a fee. Customers may also enter into repair and maintenance service contracts covering CVC's systems. For a fee, CVC trains its customers' service engineers to perform routine services, and, in addition, CVC provides its customers with 24-hour a day, seven day a week, telephone consultation services. CVC also has customer support centers located in New York, California, Texas, Minnesota, Virginia, Northern Ireland and Japan.

RESEARCH AND DEVELOPMENT

     The data storage and semiconductor manufacturing industries are characterized by rapid technological change and requirements for new product introductions and enhancements. CVC's ability to remain competitive in this market will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis. Accordingly, CVC devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their equipment needs. CVC continuously conducts research and development efforts in existing products to extend performance and process capabilities as well as on next generation products.

     In the data storage market, CVC has recently developed and introduced capabilities that allow precise measurement and testing functions to take place in a process module without disrupting the production process and without disturbing the tightly controlled vacuum environment. CVC has also developed a magnetic orientation device to achieve more accurate and programmable characteristics of magnetic thin films. In the area of advanced interconnect technologies, CVC has been developing leading-edge metal-organic chemical vapor deposition barrier and copper metallization processes for high-performance semiconductor interconnect applications. CVC operates process development and applications engineering facilities in New York, California, Virginia and Texas with process and metrology capabilities for data storage thin film recording head and semiconductor technologies.

     As of September 30, 1999, CVC had 103 full-time employees dedicated to its research and development programs. In fiscal 1997, 1998 and 1999, CVC expended $9.1 million, $12.6 million and $12.6 million on these programs, constituting 15%, 19% and 15% of revenues during those periods, respectively. Research and development expenditures consist primarily of salaries, project materials and other costs associated with CVC's ongoing research and development efforts. CVC expects in future years that research and development expenditures will continue to represent a substantial percentage of revenues. CVC augments its internal technology development efforts by licensing technology from others and establishing strategic research and development relationships with universities and various major customers.

     Trade, industry standards and development consortia, such as SEMI, SEMATECH and SEMI/SEMATECH, help to define the methods, measurement parameters, manufacturing requirements and specifications influencing commercial transactions within the data storage and semiconductor industry. Christine Whitman, the chief executive officer of CVC, serves on the Board of Directors of SEMI/SEMATECH. CVC believes that its involvement with these organizations has helped to ensure that CVC's new products conform to industry standards and emerging requirements.

MANUFACTURING

     CVC's manufacturing activities consist primarily of assembling and testing components and subassemblies which are acquired from third party suppliers and then integrated by CVC into finished systems. The manufacturing operations are conducted in CVC's 90,000 square foot facility in Rochester, New York and its 32,000 square foot facility in Alexandria, Virginia. As of September 30, 1999, CVC had 168 full-time employees dedicated to its manufacturing efforts. CVC manufactures its systems in controlled clean environments which are similar to the clean rooms used by data storage and semiconductor manufacturers. All final assembly and systems tests are performed within CVC's manufacturing facilities. Quality control of suppliers is maintained through incoming verification of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. CVC's customers frequently participate in systems testing during the final assembly and inspection process.

     CVC's Rochester and Fremont facilities are ISO 9001 certified. CVC believes that ISO 9001 certification, a quality assurance model for companies that design, produce, install and inspect items as part of their businesses, offers CVC a competitive advantage over competitors that are not ISO 9001 certified and, in some cases, is a condition of doing business with its customers.

     CVC procures components and subassemblies included in its products from a limited group of suppliers and occasionally from a single source. CVC does not maintain long-term supply contracts with its key suppliers but believes that alternative suppliers could be found if necessary.

COMPETITION

     The data storage and semiconductor manufacturing equipment industries are highly competitive. A substantial investment is required to install and integrate capital equipment into a data storage or semiconductor production line. CVC believes that once a device manufacturer has selected a particular supplier's capital equipment, that manufacturer generally relies upon that supplier's equipment for the specific production line application and, to the extent possible, subsequent generations of similar systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another supplier's manufacturing equipment has been selected by that customer, unless there are compelling reasons to do so, such as significant performance or cost advantages. Increased competitive pressure could lead to lower prices for CVC's products, thereby adversely affecting CVC's operating results.

     In the data storage  market,  CVC's  current  competitors  include  Balzers
Process Systems, Nordiko and Veeco Instruments. In the semiconductor market, CVC's competitors include Applied Materials, Balzers Process Systems and Novellus. Some of CVC's competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of semiconductor capital equipment and broader semiconductor process equipment offerings as well as greater name recognition than CVC.

     CVC believes that its ability to compete in the data storage and semiconductor manufacturing equipment markets depends on a number of factors, including:

o    the ability to develop and introduce new products rapidly

o    product and technology innovation

o    product quality and reliability

o    product performance

o    breadth of its product line

o    price

o    technical service and support

o    adequacy of manufacturing quality and capacity and sources of raw materials

o    efficiency of production

o    delivery capabilities

o    protection of CVC's products by intellectual property laws

CVC believes it competes favorably in the data storage and semiconductor manufacturing markets based on its multiple processing capabilities, customer support and the cost of ownership of its equipment.

     CVC expects its competitors in the data storage and semiconductor process equipment industries to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price and performance characteristics.

PATENTS AND OTHER INTELLECTUAL PROPERTY

     CVC relies on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect its proprietary process and equipment technology. Although CVC believes that its patents and its other intellectual property rights may have significant value, CVC also believes that due to the rapid technological changes that characterize the data storage and semiconductor equipment industries, the innovative skills, technical expertise and know-how of its personnel may be more important than patent protection or similar rights.

     As of September 30, 1999, CVC had obtained 16 issued U.S. patents and had 29 U.S. patent applications pending. CVC has also obtained two foreign patents from the United Kingdom and had 13 foreign patent applications pending on its behalf as of that date. In addition, in connection with the acquisition of Commonwealth Scientific Corporation, CVC has licensed and been assigned rights to several jointly-owned patents but there can be no assurance that such licensed and assigned rights are sufficiently broad for current or contemplated uses.

     CVC holds patents which it believes to be material to its business covering the components used for physical vapor deposition for the data storage marketplace and rapid thermal processing. As of September 30, 1999, these patents have durations of not less than 11 years. Through its acquisition of Commonwealth, CVC also holds patents covering ion beam processing with durations of not less than 11 years, as of September 30, 1999. In addition, as of September 30, 1999, CVC holds exclusive licenses to ion source technology obtained in the acquisition of Commonwealth, which extend to the term of the underlying patents, varying in length from five to 11 years. In addition, CVC has licensed the design features in its inductively-coupled-plasma technology. This license will expire in 2014.

     The data storage and semiconductor industries are characterized by frequent litigation regarding patent and other intellectual property rights. Although CVC is not aware of any pending or threatened patent litigation involving it, there can be no assurance that third parties will not assert claims against CVC with respect to existing or future products or technologies. In the event of litigation to determine the validity of any third-party claims, that litigation, whether or not determined in favor of CVC, could result in significant expense to CVC and divert the efforts of CVC's technical and management personnel from productive tasks. In the event of an adverse ruling in this type of litigation, CVC might be required to discontinue the use of processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to the infringing technology. In the event of a successful claim against CVC and CVC's failure to develop or license a substitute technology at a reasonable cost, CVC's business could be harmed.

     CVC cannot give any assurance that its pending patent applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an negative impact on CVC's business. CVC cannot give any assurance that others will not independently develop similar products, duplicate its products or, if patents are issued to CVC, design around these patents. CVC also relies upon trade secret protection and employee and third-party nondisclosure agreements to protect its confidential and proprietary information. Despite these efforts, CVC cannot give any assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to its trade secrets or disclose its technology or that CVC can meaningfully protect its trade secrets.

EMPLOYEES

     As of September 30, 1999, CVC had a total of 394 full-time employees at all of its locations, consisting of 168 in manufacturing, 103 in research and development, 29 in marketing and sales, 53 in customer service and support, 35 in administration and 6 in facilities maintenance.

     As of September 30, 1999, 47 employees at CVC's site in Rochester, New York were members of Local 342 of the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers union and covered by a collective bargaining agreement scheduled to expire in October, 2001. CVC believes that its relations with its employees, and the bargaining unit which represents the Local 342 members, are good.


ITEM 2.  PROPERTIES

     CVC's principal office is located in Rochester, New York, and consists of 90,000 square feet used for manufacturing, research and development and administration. CVC entered into a financing agreement with the County of Monroe Industrial Development Agency in 1974 under which this agency's bond proceeds were used to purchase the land and construct the Rochester facility for lease to CVC. On September 29, 1997, CVC entered into an amended lease agreement with the County of Monroe Industrial Development Agency that extended the term of the original lease from the year 2000 to December 31, 2007. Upon the expiration of this amended lease, CVC is obligated to purchase the Rochester facility from this agency for nominal consideration.

     As part of its acquisition of Commonwealth Scientific Corporation in May 1999, CVC obtained two operating facilities. These facilities are located in Alexandria, Virginia. The principal administrative office is in an owned building which is approximately 22,000 square feet. The manufacturing and engineering functions are located in a separate leased facility of approximately 32,000 square feet. This facility is leased under two separate leases for approximately 28,000 square feet and 4,250 square feet of contiguous space. The leases on this facility are scheduled to expire on January 31, 2000 and September 14, 2001.

     In addition, CVC leases 14,400 square feet in Fremont, California, for research and process development, product engineering and as a base for regional sales and field service for the West Coast of the United States and 3,400 square feet in Dallas, Texas, for engineering, equipment design, process development, sales and customer support. CVC also leases space in Minneapolis, Minnesota, Japan, Northern Ireland, Singapore and Taiwan for sales and customer support. Although CVC believes that its current facilities are adequate to meet its current requirements for the near term, it may seek to lease or acquire additional facilities in the future.

ITEM 3.  LEGAL PROCEEDINGS

     In  the  ordinary  course  of  business,  CVC  may  be  involved  in  legal
proceedings  from  time  to  time.  Currently,   there  are  no  material  legal
proceedings pending against CVC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In December 1998, in connection with a private placement (the "Advent Private Placement") by CVC of preferred stock with entities affiliated with Advent International Corporation, CVC shareholders consented in writing in lieu of meeting to the following:

o the sale by CVC of an aggregate of 100,000 shares of Series C Convertible Preferred Stock for a price of $100.00 per share and a warrant to purchase an aggregate of 200,000 shares of common stock to entities affiliated with Advent International Corporation;

o an Amended and Restated Registration Rights Agreement with Advent, Seagate Technology, Nikko Tecno and certain executive officers and stockholders of CVC which grants demand and piggy-back registration rights to Seagate Technology and Advent, as well as piggy-back registration rights to certain executive officers and stockholders of CVC;

o an Amended and Restated Stockholders' Agreement with Advent, Seagate Technology, Nikko Tecno and certain executive officers and stockholders of CVC providing for voting and pre-emptive rights with respect to the acquisition and sale of shares by CVC, as well as matters affecting corporate governance; and

o the election of Douglas Kinglsey, a Managing Director of Advent, to the CVC Board of Directors.

     62,161 and 835,233 preferred and common shares, respectively, voted in favor of these transactions and 16 and 222,698 preferred and common shares, respectively, abstained.

     In April 1999, in connection with the acquisition by CVC of Commonwealth Scientific Corporation, CVC shareholders consented in writing in lieu of meeting to the following:

o the acquisition by CVC of Commonwealth for consideration of 1,268,799 shares of CVC common stock, the exchange and assumption of Commonwealth options for options to purchase 286,228 shares of CVC common stock, and related acquisition costs;

o    amendments  to  the   Company's   Amended  and  Restated   Certificate   of
     Incorporation with respect to voting rights of the Company's preferred stock;

o an Amended and Restated Registration Rights Agreement with Advent, Seagate Technology, Nikko Tecno and executive officers and stockholders of CVC
     which  grants  demand  and  piggy-back   registration  rights  to  Seagate
     Technology and Advent, as well as piggy-back registration rights to certain executive officers and stockholders of CVC;

o an Amended and Restated Stockholders' Agreement with Advent, Seagate Technology, Nikko Tecno and certain executive officers and stockholders of CVC providing for voting and pre-emptive rights with respect to the acquisition and sale of shares by CVC, as well as matters affecting corporate governance; and

o the election of George R. Thompson, former President of Commonwealth, to the CVC Board of Directors.

     162,031 and 690,983 preferred and common shares, respectively, voted in favor of these actions and 146 and 366,948 preferred and common shares, respectively, abstained.

     The Series C Convertible Preferred Stock issued in connection with Advent Private Placement was automatically converted into 1,016,260 shares of CVC common stock, as well as 100,000 shares of Series D Redeemable Preferred Stock upon consummation of CVC's initial public offering in November 1999. In addition, the Amended and Restated Stockholders' Agreement and the warrants issued in the Advent Private Placement terminated upon the consummation of CVC's initial public offering in November 1999. See "Business - Recent Developments - Public Offering."

PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Market for Common Stock and Holders of Record

     As of September 30, 1999, there was no public market for shares of CVC's Common Stock. On such date, there were approximately 66 holders of record of CVC common stock, assuming the conversion of all outstanding shares of Convertible Preferred Stock of CVC.

     During fiscal year ended September 30, 1999, CVC has issued securities to a limited number of persons, as described below. No underwriter or underwriting discounts or commissions were involved. There was no public offering in such transaction and CVC believes that such transaction were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) or Regulation D thereof based on the private nature of the transactions and the sophistication of the purchasers, all of whom had access to information concerning CVC and acquired the securities for investment and not with a view to the distribution thereof.

     The following figures give effect to a 2-3 reverse stock split in September 1999.

     In December 1998, the Company issued and sold 100,000 shares of Series C Convertible Preferred Stock to Advent International Corporation for a price of $100.00 per share. Upon completion of CVC's initial public offering in November 1999, such shares automatically converted into 1,016,260 shares of CVC common stock and Series D Redeemable Preferred Stock. The Company also sold to Advent International Corporation warrants to purchase an aggregate of 133,333 shares of common stock at an exercise price of $15.00 during the four-year period commencing on December 1, 2001. This warrant terminated upon the consummation of CVC's initial public offering in November 1999. See "Business - Recent Developments - Public Offering."

     In May 1999, CVC issued 1,268,799 shares of common stock, to former shareholders of Commonwealth Scientific Corporation as part of its acquisition of Commonwealth.

     On May 14, 1999, CVC issued 10,665 shares of common stock to various non-employee directors as payment of their annual retainer.

     On July 2, 1999, Robert Matthews purchased 8,000 shares of common stock for $10,000 pursuant to the exercise of such individual's stock options.

     On September 14, 1999, Kitaek Kang purchased 2,133 shares of common stock for $9,670 pursuant to the exercise of such individual's stock options.

     On September 23, 1999, David Kolczynski purchased 7,200 shares of common stock for $29,052 pursuant to the exercise of such individual's stock options.

     On September 30, 1999, Zeming Liu purchased 1,200 shares of common stock for $6,870 pursuant to the exercise of such individual's stock options.

     On September 30, 1999, David Day purchased 4,841 shares of common stock for $18,007 pursuant to the exercise of such individual's stock options.

     During the fiscal year ended September 30, 1999, CVC granted options to acquire an aggregate of 311,669 shares of common stock at exercise prices ranging from $6.00 to $11.70 to various directors, officers, employees and/or consultants. In addition, CVC assumed 286,228 shares of common stock at exercise prices ranging from $3.72 to $6.95 as part of its acquisition of Commonwealth.

DIVIDENDS

     CVC has never paid or declared cash dividends on its common stock. CVC currently intends to retain all future earnings for its business and does not anticipate paying cash dividends in the foreseeable future. CVC is restricted under the terms of some of its credit agreements from paying any dividends to stockholders without the prior written consent of the lenders. Future dividends, if any, will depend on, among other things: (1) CVC's operating results, (2) capital requirements and (3) restrictions in loan agreements.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     Not applicable.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data of CVC set forth below as of September 30, 1998 and 1999 and for each of the years ended September 30, 1997, 1998 and 1999 are derived from CVC's audited consolidated financial statements, which appear elsewhere in this Form 10-K. The selected consolidated financial data as of September 30, 1995, 1996, and 1997 and for each of the years ended September 30, 1995 and 1996 have been derived from audited consolidated financial statements of CVC not included in this Form 10-K. The pro forma September 30, 1999 balance sheet data reflects the automatic conversion of all the outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into common stock, as well as the conversion of Series C Convertible Preferred Stock into common stock and into Series D
Redeemable Preferred Stock. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

                                                                   YEAR ENDED SEPTEMBER 30,
                                                       1995        1996        1997         1998        1999
                                                       ----        ----        ----         ----        ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues........................................     $21,358     $48,378     $62,588      $68,173     $82,915
Cost of goods sold..............................      15,630      33,755      41,286       42,019      50,502
                                                      ------      ------      ------       ------      ------
Gross margin....................................       5,728      14,623      21,302       26,154      32,413
Operating expenses:
   Research and development.....................       1,214       4,346       9,055       12,615      12,630
   Sales and marketing..........................       2,924       4,777       5,613        7,696      10,081
   General and administrative...................       1,447       2,124       2,539        3,476       4,822
   In-process R&D write-off.....................           -           -           -            -       1,174
                                                                                                        -----
   Total........................................       5,585      11,247      17,207       23,787      28,707
Income from operations..........................         143       3,376       4,095        2,367       3,706
Interest and other, net.........................       (559)       (197)       (593)      (1,154)       (198)
Write-off of deferred charges...................           -           -           -        (675)           -
                                                                                            ----
Income (loss) before income taxes...............       (416)       3,179       3,502          538       3,508
Income taxes (benefit)..........................       (546)           -       1,457          274       1,937
                                                       ----                    -----          ---       -----
Net income......................................        $130      $3,179      $2,045         $264      $1,571
                                                        ====      ======      ======         ====      ======
Net income per share:
   Basic........................................       $0.18       $4.32       $2.67        $0.26       $1.01
   Diluted......................................        0.02        0.46        0.29         0.04        0.18
Weighted average shares outstanding:
   Basic........................................         735         735         765        1,021       1,561
   Diluted......................................       5,302       6,914       6,992        7,070       8,589

     Assuming the conversion of the outstanding shares of Series A
Convertible Preferred Stock and Series B Convertible Preferred Stock into common stock and the conversion of Series C Convertible Preferred Stock into common stock and into Series D Redeemable Preferred Stock, basic pro forma earnings per share for the year ended September 30, 1999 was $0.21. Diluted earnings per share is unchanged from the historical diluted earnings per share amount.

                                                                AS OF SEPTEMBER 30,
                                        1995        1996        1997         1998        1999       PRO FORMA
                                        ----        ----        ----         ----        ----       ---------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........      $3,157        $730      $2,161         $106        $434           $434
Working capital..................       5,429       8,816       9,259       10,904      22,104         22,104
Total assets.....................      23,554      31,837      43,833       42,764      75,917         75,917
Short term borrowings and
   current portion of long-term
   debt..........................         188         894       2,295        5,689      13,217         13,217
Long-term debt, less current
   portion.......................       3,528       5,635       5,309       11,379       8,493          8,493
   Preferred stock...............      10,040      10,040      10,040       10,040      19,895         10,000
   Common stockholders' equity,
     (deficit)                         (3,857)       (721)      1,388        1,940      11,698         21,593
Total stockholders' equity.......       6,183       9,319      11,428       11,980      31,593         31,593

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CVC is a worldwide supplier of process equipment used in the manufacture of magnetic recording heads for disk drives and advanced semiconductor devices for computers and communications equipment. CVC's principal product is the CONNEXION Cluster Tool system, which provides integrated deposition and etch equipment based on a central substrate handling platform and a series of interchangeable thin film deposition and etch processing modules. CVC also derives revenue from the sale of sources, spare parts, enhancements, and field service contracts. System revenues represented 71% in fiscal 1999, 83% in fiscal 1998 and 85% in fiscal 1997 of CVC's total revenue. In order to expand its technology and broaden its offering of process modules, CVC acquired Commonwealth Scientific Corporation in May 1999. Commonwealth's primary products are ion beam etch, ion beam deposition and diamond-like carbon process modules for the data storage industry and ion beam sources principally used by suppliers of optical equipment.

     CVC's growth in the past four years has been primarily due to the expansion of the disk drive industry and transition of the industry to magnetoresistive, or MR, heads and giant magnetoresistive, or GMR, heads. During fiscal 1999, fiscal 1998 and fiscal 1997, 85%, 77% and 88% of CVC's revenue was derived from sales made to manufacturers of magnetic recording heads and 9%, 21%, and 9% was derived from sales to manufacturers of semiconductor devices, with the remainder of the revenue derived from ancillary products and services. CVC's top four customers for fiscal 1999, were Seagate, IBM, TDK and Alps, all of whom manufacture magnetic recording heads. CVC expects that these customers will continue to account for a significant portion of CVC's fiscal 2000 revenues and that significant customer concentration will continue for the foreseeable future.

     CVC recognizes revenue from system sales, enhancements and spare parts at the time of shipment. Provisions for estimated installation and warranty costs are recorded at the time revenue is recognized. Revenue on field service contracts is deferred and recognized on a straight-line basis over the period of the contract.

     Revenue derived from system sales is dependent upon the timing of orders, customer requirements for additional manufacturing capacity and CVC's ability to respond on a timely basis to rapid technological developments. CVC's customers typically place large orders, which could cause revenues to fluctuate significantly from period to period. Orders for system sales range in price from approximately $1.0 million to $4.0 million, depending on the configuration of the system. For example, in the second half of fiscal 1998 and the first quarter of fiscal 1999, CVC's revenues were adversely affected by reduced orders from magnetic head manufacturers, who experienced reduced demands, inventory surpluses and poor operating results and as a result, deferred capital expenditures of fabrication equipment. In recent quarters, magnetic head manufacturers have increased capital spending to acquire new process technologies that enable them to produce GMR heads. Because the data storage and semiconductor industries are highly cyclical, and orders in CVC's backlog are subject to cancellation or rescheduling, CVC's visibility on revenues for future periods is limited, and its operating results could fluctuate significantly from period to period.

     International sales accounted for 53%, 38% and 31% of our total revenues in fiscal 1999, fiscal 1998 and fiscal 1997. CVC expects that international sales will continue to account for a significant portion of our revenue in the foreseeable future. CVC's international sales are denominated in U.S. dollars. As a result, changes in the value of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although CVC has not been significantly negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, currency changes could negatively impact its international sales in future periods.

     CVC's gross margin is influenced by a number of factors related to the mix of revenues within a particular period. For example, systems for new process applications tend to have lower margins initially than those for existing processes. As a result, sales to semiconductor manufacturers, whose process requirements tend to be unique, generally have a lower gross margin than sales to magnetic recording head manufacturers, who typically purchase systems for which we have significantly more processing experience. Sales to international customers typically have a lower gross margin than sales to domestic customers. In addition, revenues from ion beam sources, enhancements, spare parts and field service contracts typically have a higher gross margin than system margins. As a result of these factors, CVC expects its gross margin to fluctuate from period to period.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues for the following items in CVC's consolidated statement of operations data.

                                                                             YEAR ENDED SEPTEMBER 30,

                                                                            1997        1998      1999
                                                                            ----        ----      ----
Revenues................................................................   100.0%      100.0%    100.0%
Cost of goods sold......................................................    66.0        61.6      60.9
                                                                            ----        ----      ----
Gross margin............................................................    34.0        38.4      39.1
Operating expenses
   Research and development.............................................    14.5        18.5      15.2
   Sales and marketing..................................................     9.0        11.3      12.2
   General and administrative...........................................     4.0         5.1       5.8
   In-process R&D write-off.............................................        -           -       1.4
                                                                                                    ---
   Total................................................................    27.5        34.9      34.6
Income from operations..................................................     6.5         3.5       4.5
Interest and other, net.................................................    (0.9)       (1.7)     (0.3)
Write-off of deferred charges...........................................       -        (1.0)        -
                                                                                        ----
Income before income taxes..............................................     5.6         0.8        4.2
Income taxes............................................................     2.3         0.4        2.3
                                                                             ---         ---        ---
Net income..............................................................     3.3         0.4        1.9
                                                                             ===         ===        ===

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

 REVENUES. Revenues increased 21.6% to $82.9 million for the year ended September 30, 1999 from $68.2 million for the year ended September 30, 1998. The increase is primarily attributable to additional sales resulting from the Commonwealth acquisition of $13.3 million and increased sales to data storage customers of $7.0 million, which offset lower sales of CVC's systems to semiconductor customers of $7.0 million. CVC believes that the decrease in sales to semiconductor customers reflected residual effects of the semiconductor market downturn in 1998.

 GROSS MARGIN. Gross margin increased to 39.1% of revenues for the year ended September 30, 1999 from 38.4% for the year ended September 30, 1998. Gross margin contribution in fiscal 1999 was affected by the lower margins of 30.9% on sales of the product lines from the Commonwealth acquisition. Gross margins excluding the impact of the Commonwealth acquisition product lines would have been 40.7%. The lower gross margins in fiscal 1998 reflect the higher percentage of new system sales to semiconductor customers, which usually have lower margins.

 RESEARCH AND DEVELOPMENT. Research and development expenses were unchanged at $12.6 million for fiscal 1999 compared to fiscal 1998. As a percentage of revenues, research and development expenses decreased to 15.2% for fiscal 1999 compared to 18.5% for fiscal 1998. The higher relative expenditure level in fiscal 1998 is primarily attributable to material expenses of $0.9 million associated with the completion of a government contract. Expenses in fiscal 1999 reflect additional research and development expenses of $1.3 million from the acquisition of Commonwealth, higher depreciation expense of $1.1 million due to additional capitalization of demonstration tools, partially offset by lower personnel costs of $0.9 million and lower material costs of $0.2 million related to internal development projects. Although fiscal 1999 expenditure levels were unchanged compared to fiscal 1998, CVC believes that research and development expenditures are essential to maintaining its competitive position in the data storage and semiconductor markets and expects these expenditure levels to increase in absolute dollars for the foreseeable future.

 SALES AND MARKETING. Sales and marketing expenses increased by 31.0% to $10.1 million for fiscal 1999 from $7.7 million for fiscal 1998. As a percentage of revenues, sales and marketing expenses increased to 12.2% for fiscal 1999 from 11.3% for fiscal 1998. The increase is attributable to the addition of personnel and their related expenses of $1.6 million as a result of the Commonwealth acquisition, additional personnel and related expenses in field service of $0.6 million to support CVC's expanded product offering and customer base, and increased expenses of $0.4 million for product demonstrations.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 38.7% to $4.8 million for fiscal 1999 from $3.5 million for fiscal 1998. As a percentage of revenues, administrative expenses were 5.8% for fiscal 1999, and 5.1% for fiscal 1998. The increase in general and administrative expenses reflects additional administration expenses of $0.5 million due to the Commonwealth acquisition, as well as additional accruals for doubtful accounts of $0.3 million, and other accruals for post-employment and pension benefits of $0.2 million.

 IN-PROCESS R&D WRITE-OFF. During fiscal 1999, as part of the purchase of Commonwealth, the value assigned to research expenditures on products in the development stage which have not reached technological feasibility and for which there is no alternative future use were written off in accordance with applicable accounting rules. This write-off amounted to approximately $1.2 million.

     The in-process technology acquired from Commonwealth consists of four technology groupings: ion source products, etch modules, deposition modules, and dielectric deposition modules, which have assigned values of $0.2 million, $0.5 million, $0.3 million and $0.2 million. Descriptions of these groupings are as follows:

o Ion source products, including both ion sources and power supplies, are being designed for use in applications that include etching, deposition, surface modification, and ion assist.

o The etch modules are being designed to support the market requirements for ion beam processing applications.

o The deposition modules are being designed to support very thin metallic film through ion beam sputter deposition of target materials.

o The dielectric deposition modules are being designed to support very thin dielectric film through ion beam sputter deposition of target materials.

     As of the date of  acquisition,  $4.5 million had been  expended to develop
these  R&D  projects.   The  estimated   cost  to  complete  these  projects  is
approximately $2.9 million, to be incurred through fiscal 2000.

     There is a risk associated with the completion of the R&D projects, and CVC cannot assure that any of the projects will have technological and commercial success without the successful completion of the remaining R&D efforts on the acquired in-process technologies. Without the successful completion of the remaining R&D efforts, CVC would not realize the future revenues and profits attributed to the acquired R&D. CVC believes, however, that the failure of any particular in-process R&D project would not materially impact CVC's financial position or operating results.

     At September 30, 1999, the estimated development completion dates and costs of the in-process R&D projects acquired from Commonwealth are consistent with the estimates made at the acquisition date.

 INTEREST AND OTHER, NET. Interest and other, net decreased to $0.2 million for fiscal 1999 from the $1.2 million for fiscal 1998. The decrease in interest and other, net primarily reflects reduced interest expense of $0.1 million due to the reduction of borrowings with the proceeds from the sale of preferred stock in December 1998, a one-time gain of $0.4 million associated with the sale of two non-core product lines and a one-time lawsuit settlement of $0.5 million for infringement by a third party of a CVC patent.

 INCOME TAXES. Income tax expense for fiscal 1999 amounted to $1.9 million compared to $0.3 million for fiscal 1998. The effective tax rate for fiscal 1999 was 55.2% compared to the effective rate of 50.9% for fiscal 1998. The increase is the result of the non-deductible in-process R&D write-off.

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues increased 8.9% to $68.2 million in fiscal 1998 from $62.6 million in fiscal 1997. The increase in revenues is primarily attributable to increased systems sales of $7.4 million and spare sales of $0.9 million to new semiconductor customers. The majority of this increased volume was to new customers placing their initial system order. Partially offsetting these increases was decreased system sales to data storage customers by $5.0 million as demand decreased due to a general downturn in the industry.

 GROSS MARGIN. Gross margin increased to 38.4% of revenues in fiscal 1998 from 34.0% in fiscal 1997. The margin improvement was attributable to lower systems manufacturing costs as the result of efficiencies derived from repeat orders and increased sales of higher margin spares at 57% and enhancements at 64%.

 RESEARCH AND DEVELOPMENT. Research and development expenses increased 39.3% to $12.6 million in fiscal 1998 from $9.1 million in fiscal 1997. As a percentage of revenues, research and development expenses increased to 18.5% in fiscal 1998 from 14.5% in fiscal 1997. The increase is attributable to increased expenditures for an expanded demonstration program of $0.3 million, increased personnel costs due to the hiring of engineers in the fourth quarter 1997 to support the expanded demonstration program and new development projects of $1.5 million, increased depreciation of $0.6 million as well as expenses related to government contracts of $0.5 million.

 SALES AND MARKETING. Sales and marketing expenses increased 37.1% to $7.7 million in fiscal 1998 from $5.6 million in fiscal 1997. As a percentage of revenues, sales and marketing expenses increased to 11.3% in fiscal 1998 from 9.0% in fiscal 1997. The increase is attributable to the addition of marketing personnel to support the semiconductor market of $0.5 million, the addition of field service personnel of $0.8 million, increased trade show and advertising expense of $0.3 million, and higher commissions resulting from increased system sales of $0.1 million.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 36.9% to $3.5 million in fiscal 1998 from $2.5 million in fiscal 1997. As a percentage of revenues, general and administrative expenses increased to 5.1% in fiscal 1998 compared to 4.0% in fiscal 1997. The increase is attributable to the full year impact of additional employees hired in fiscal 1997 as well as several new hires in fiscal 1998 of $0.4 million, an increase of $0.2 million in consulting services directly related to the implementation of a new computer system and an increase of $0.1 million in depreciation for computer systems installed in fiscal 1998 and fiscal 1997.

 INTEREST AND OTHER, NET. Interest and other, net increased to $1.2 million in fiscal 1998 from $0.6 million in fiscal 1997, reflecting an increase in borrowings on the credit line and interest expense on a new $8.0 million term loan.

 WRITE-OFF OF DEFERRED CHARGES. In fiscal 1997, costs were incurred relative to preparing CVC for its initial public offering. During the fourth quarter of fiscal 1998, CVC determined to suspend efforts to complete the public offering due to continued weakness in the data storage and semiconductor industries and the equity market for initial public offerings and, accordingly, these costs were charged against current period earnings.

 INCOME TAXES. Income tax expense in fiscal 1998 was $0.3 million compared to $1.5 million in fiscal 1997. The effective tax rate for fiscal 1998 was 50.9% compared to the effective rate of 41.6% in fiscal 1997. The increase of 9.3% was due to permanent non-tax deductible expenses and a low level of profitability, partially offset by the utilization of a valuation allowance related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, CVC has financed its capital and operating needs principally through the sale of $10.0 million of its preferred securities, advances from customers, and borrowings under various credit facilities. As of September 30, 1999, CVC had working capital of $22.1 million, including cash and cash equivalents of $0.4 million, compared to working capital of $10.9 million and $9.3 million at September 30, 1998 and 1997. Operating activities in fiscal 1999 used cash flow of $4.8 million, as compared with fiscal 1998 in which operating activities used cash of $6.9 million and fiscal 1997 in which operating activities provided cash of $3.1 million. In fiscal 1999, increased accounts receivable and reduced customer advances used cash of $12.0 million and $2.4 million, respectively, and were partially offset by increased depreciation of $4.2 million, increased net income of $1.6 million reduced inventories of $1.4 million, in process R&D write-off of $1.2 million, increased accounts payable of $0.7 million, and decreased other assets of $0.5 million. The significant increase in the use of cash for accounts receivables from 1998 to 1999 is due to the increased fourth quarter revenue year over year from $13.9 million to $27.1 million. The use of cash in operating activities in fiscal 1998 was a direct result of a $7.5 million decrease in advances from customers generally attributable to lower order rates from customers, and a $2.8 million decrease in accounts payable. These decreased liabilities were partially offset by $2.2 million in depreciation and reduced levels of receivables and inventory, which provided cash of $1.3 million and $1.7 million, respectively. These net changes reflect lower fourth quarter sales in fiscal 1998 as compared to fiscal 1997 by approximately $5.1 million combined with overall inventory level reductions. Of the cash provided from operating activities in 1997, net income provided $2.0 million, depreciation and amortization another $1.3 million, and increases in accounts payable, advances from customers, and other liabilities provided $4.6 million, $3.0 million and $1.3 million, respectively. Increases in accounts receivable and inventories used $3.4 million and $5.8 million of operating cash flow in 1997.

     In fiscal 1999, 1998 and 1997, CVC invested $4.0 million, $6.6 million and $2.8 million, respectively, in capital expenditures. The capital expenditures were primarily for facilities, machinery and equipment, computers and related equipment, and demonstration system tools. CVC has invested heavily in demonstration tools for use at its facilities in order to demonstrate new product capabilities for its magnetic head and semiconductor device customers. Although CVC currently has no significant capital commitments, it expects to spend approximately $6.0 million on capital expenditures over the next 12 months.

     As of September 30, 1999, CVC's principal source of liquidity consisted of a $15.0 million line of credit under a demand line and term loan agreement, under which there were $10.7 million in borrowings. As of the end of the third quarter in fiscal 1999, CVC was not in compliance with one financial test relating to minimum backlog levels to be met under the agreement and thus, CVC was in technical default of the agreement. The lender has waived in writing its rights regarding prior lack of compliance and, as of September 30, 1999, CVC was in compliance with all covenants in this agreement. Borrowings associated with term loans from a commercial bank as of September 30, 1999 amounted to $8.0 million. One of these loans requires monthly payments of principal and interest at prime plus 1/2% while the other term loan requires monthly payments of principal and interest at 8.39%. CVC also has available an equipment line of credit at September 30, 1999 which allows for maximum borrowings of $3.0 million. Borrowings under the agreement are at an interest rate of prime. There are no amounts outstanding under the equipment line of credit at September 30, 1999. CVC has a mortgage credit facility which requires monthly payments of principal and interest at 5.29% on the first $500,000 of the mortgage credit facility through October 1, 1999, after which the rate increases to 8.29% through September 30, 2002, consistent with the interest rate on $1,500,000 of the credit facility. Subsequent to September 30, 2002, CVC may select the interest rate on the remaining principal from fixed or variable interest rate alternatives.

YEAR 2000

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any of CVC's computer programs or hardware or other equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     In order to upgrade its overall business systems' hardware and software and to enable those systems to properly use dates beyond December 31, 1999, CVC installed a new business system in May 1999 which has been certified by the vendor as Year 2000 compliant. In addition, CVC is in the process of completing its inventory and assessment of its desktop systems and laptops. CVC currently uses standard "off the shelf" vendor-supplied software on its desktop systems and laptops. Many of these vendors are still implementing their Year 2000 compliance programs and CVC will implement the Year 2000 compliant versions as required when those solutions are available. CVC has run internal tests on its desktop systems and laptops and believes it has identified those systems and laptops which require upgrade or replacement. CVC currently expects that these remediation efforts will be complete in November 1999. CVC believes that with these and other modifications or replacements of its business systems' existing software and, in some cases, hardware, its computer programs should be able to continue to operate effectively after December 31, 1999. However, if these modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on CVC's operations. With respect to its facilities and technical support systems such as security, voice mail and phone systems, CVC has contacted its suppliers of those systems and suppliers have informed CVC that the non-information technology systems they provide to CVC are Year 2000 compliant.

     CVC also relies directly and indirectly on the external systems of its customers, suppliers, subcontractors, utilities providers and other third parties. CVC has contacted these third parties about their Year 2000 readiness. These third parties have informed CVC that the systems they provide to CVC are either Year 2000 compliant or are in the process of upgrading those systems that are not Year 2000 compliant. For those systems that are not Year 2000 compliant, CVC and the particular supplier are in the process of upgrading the affected systems, a process which CVC currently expects to be complete in November 1999. To date, CVC is not aware of any third-party Year 2000 issues that could materially impact its results of operations, liquidity or capital resources. However, CVC has no means of ensuring that the third parties that it deals with will be Year 2000 ready. If the systems of any third parties with which CVC interacts experience Year 2000 problems, CVC's business, financial condition or results of operations could be materially adversely affected. CVC cannot be certain that the systems of third parties with which it interacts will not suffer from Year 2000 problems.

     CVC has warranted that all of its products shipped after June 1999 are Year 2000 ready. The Company believes that, based on internal testing, these products are Year 2000 ready and therefore any remediation expense with respect to these products will be minimal. Some of CVC's products shipped before June 1999 may require upgrades to be Year 2000 ready. Although these products were not warranted by CVC to be Year 2000 ready, CVC has offered to provide the necessary upgrades to customers who use these products. A substantial majority of these customers have accepted or requested the upgrades. Although in general CVC charges a fee for upgrading products that it shipped prior to June 1999, it has not charged all customers for these upgrades. The Company does not believe that the costs it may incur in providing all upgrades requested by its customers will be material. Notwithstanding these efforts, if any of CVC's products fails to perform or causes a system malfunction due to the onset of Year 2000, customers could bring claims against CVC, which could have a material adverse effect on CVC's business, results of operations or financial condition. Moreover, CVC's customers could choose to convert to other Year 2000 ready products in order to avoid these kinds of malfunctions, which could have a material adverse effect on CVC's business, results of operations or financial condition. CVC has worked with its customers to plan for any impact the Year 2000 has on its customers' businesses as it relates to CVC products used by its customers. In general, however, CVC has not taken efforts to determine whether its customers' businesses as a whole are Year 2000 ready. If our customers' businesses are negatively impacted by their failure to be Year 2000 ready as a whole, our business may be harmed.

     CVC has formulated a Year 2000 contingency plan. CVC's reasonably likely worst case scenario with respect to the Year 2000 issue would be disruption of its internal operating systems, particularly its accounting and billing systems. A disruption of this type may adversely impact CVC's business by creating a delay in payment by our customers and a corresponding increase in CVC's accounts receivable. We may also be required to purchase alternative hardware and software systems, incurring additional costs and suffering additional delays associated with implementing new systems. While we are confident we would be able to remediate these problems, the delays associated with remediation would harm our business. CVC cannot be certain, however, that any measures it adopts will prevent the occurrence of Year 2000 problems, which could have a material adverse effect on its business, results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires changes to the minimum pension liability, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up
Activities." Start-up activities are defined broadly as those one-time activities relating to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 is effective for CVC's fiscal year 2000 financial statements and CVC does not expect its adoption to have a material effect on its financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including types of derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. CVC does not expect SFAS No. 133 to have a material effect on its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 1999 the Company did not hold any market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K under Item 14.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth CVC's operating results for each of the eight quarters ended September 30, 1999. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that CVC considers necessary to present fairly this information when read in conjunction with CVC's Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. CVC's operating results for any one quarter are not necessarily indicative of results for any future period.

                               DEC 31,    MAR 31,   JUNE 30,   SEPT 30,     DEC 31,    MAR 31,   JUNE 30,   SEPT 30,
                                 1997      1998      1998       1998         1998      1999       1999       1999
                               -------    -------   --------   --------     -------    -------   --------   --------
                                                                     (in thousands)
STATEMENTS OF
   OPERATIONS:
Revenues .................   $ 19,346    $ 20,529    $ 14,400    $ 13,898    $ 14,655    $17,788   $ 23,352    $27,120
Cost of goods sold .......     12,307      13,108       8,265       8,339       8,249     10,983     14,934     16,336
                               ------      ------       -----       -----       -----     ------     ------     ------
Gross margin .............      7,039       7,421       6,135       5,559       6,406      6,805      8,418     10,784
Operating expenses
   Research and
      development ........      2,867       4,009       2,968       2,771       2,439      2,546      3,504      4,141
   Sales and
      marketing ..........      1,885       1,913       1,620       2,278       1,930      1,832      2,633      3,686
   General and
      administrative......      1,028        865       1,006         577         812         902      1,238      1,870
   In-process R&D
      write-off ..........       --          --          --          --          --         --        1,174       --
                                                                                                      -----
     Total ...............      5,780       6,787       5,594       5,626       5,181      5,280      8,549      9,697
                                -----       -----       -----       -----       -----      -----      -----      -----
Income (loss) from .......      1,259         634         541         (67)      1,225      1,525       (131)     1,087
 operations
Interest and other,
 net .....................       (211)       (305)       (414)       (224)       (326)       190       (220)       158
Write-off of deferred
 charges .................       --          --          --          (675)       --         --         --         --
                                                                     ----
Income (loss)before
 income taxes ............      1,048         329         127        (966)        899      1,715       (351)     1,245
Income taxes
 (benefit) ...............        436         137          53        (352)        419        757        348        413
                                  ---         ---          --        ----         ---        ---        ---        ---
Net income (loss)  .......   $    612    $    192    $     74    $   (614)   $    480    $   958   $   (699)   $   832
                             ========    ========    ========    ========    ========    =======   ========    =======

                               DEC 31,      MAR 31,    JUNE 30,       SEPT 30,     DEC31,      MAR 31,     JUNE 30,     SEPT 30,
                                1997         1998        1998          1998        1998         1999         1999         1999
                                ----         ----        ----          ----        ----         ----         ----         ----
PERCENTAGE OF
   REVENUE:
Revenues ..............        100.0%       100.0%       100.0%       100.0%       100.0%       100.0%      100.0%       100.0%

Gross margin ..........         36.4         36.1         42.6         40.0         43.7         38.3        36.0         39.8
Operating expenses
   Research and
     development ......         14.8         19.5         20.6         19.9         16.6         14.3        15.0         15.3
   Sales and
     marketing ........          9.8          9.3         11.2         16.4         13.2         10.3        11.3         13.6
   General and
     administrative ...          5.3          4.2          7.0          4.2          5.5          5.1         5.3          6.9
   In-process R&D
     write-off ........          --           --           --           --           --           --          5.0          --
                                                                                                              ---
   Total ..............         29.9         33.0         38.8         40.5         35.3         29.7        36.6         35.8
                                ----         ----         ----         ----         ----         ----        ----         ----
Income (loss) from
   operations .........          6.5          3.1          3.8         (0.5)         8.4          8.6         --           4.0
Interest and other, net         (1.1)        (1.5)        (2.9)        (1.6)        (2.2)         1.1        (0.9)         0.6
Write-off of deferred .
   charges ............          --           --           --          (4.9)         --           --          --           --
                                                                       ----
Net income (loss) .....          3.2%         0.9%         0.5%        (4.4%)        3.3%         5.4%       (3.0%)        3.1%
                                 ===          ===          ===         ====          ===          ===        ====          ===

     CVC's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability from period to period, including:

o    specific  economic   conditions  in  the  data  storage  and  semiconductor
     industries

o    the  timing of  significant  orders

o    cyclical patterns of capital  spending by customers

o    modification or cancellation of customer orders

o    continued market acceptance of our systems and our customers' products

o    shipment delays

o    loss of a significant customer

o increased research and development or marketing costs associated with our introduction of new products

o    introduction of new products by our customers

o    our ability to successfully introduce new products on a timely basis

o    changes in our pricing policies or those of our competitors

o    production and quality  problems

o the publication of opinions by industry analysts about us, our products or our competitors

     Due to potential quarterly fluctuations in operating results, CVC believes that quarter-to-quarter comparisons of its results of operations should not be relied upon as indicators of future performance. Further, in the event that in some future quarter CVC's net sales or operating results were below the expectations of public market securities analysts and investors, the price of the common stock would likely be materially adversely affected.

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     The following unaudited pro forma statements of operations for the year ended September 30, 1999 give effect to the May 10, 1999 acquisition of Commonwealth Scientific Corporation. The unaudited pro forma statements of operations are based on the statements of operations for CVC, appearing elsewhere in this Form 10-K, and the statements of operations of Commonwealth as if the acquisition occurred on October 1, 1998. The Commonwealth statements of operations have been modified to conform to CVC's fiscal year end by combining the quarterly operating results for the quarters ended December 31, 1998 and March 31, 1999 with the interim results for the period April 1 to May 9, 1999. These unaudited pro forma statements of operations should be read in conjunction with the historical financial statements and notes thereto of CVC and Commonwealth included elsewhere in this Form 10-K.

     The unaudited pro forma combined statements of operations give effect to the following pro forma adjustments necessary to reflect the acquisition of
Commonwealth:

o Reduction in operating expenses related to the restructuring activities undertaken, solely comprised of Commonwealth employees terminated as of or shortly after the acquisition;

o Elimination of the write-off of the portion of the purchase price allocated to in-process research and development, due to its one-time nature;

o Amortization of goodwill and other intangibles over periods ranging from five to seven years; and

o    Decrease in income taxes related to adjustments.

     Amounts are in thousands, except for per share data.

                                                             YEAR ENDED SEPTEMBER 30, 1999

                                                   CVC        COMMONWEALTH       ADJUSTMENTS    COMBINED
                                                   ---        ------------       -----------    --------
                                                       (In thousands, except for per share data)

   STATEMENTS OF OPERATIONS:
   Revenues...................................     $82,915         $18,926              $-    $101,841
   Cost of goods sold.........................      50,502          17,350               -      67,852
                                                    ------          ------                      ------
   Gross margin...............................      32,413           1,576               -      33,989
   Operating expenses.........................      27,482           6,538           (840)      33,180
   In-process R&D write-off...................       1,174               -         (1,174)           -
   Goodwill and intangibles amortization......          51               -              80         131
                                                        --                              --         ---
      Total operating expenses................      28,707           6,538         (1,934)      33,311
                                                    ------           -----         ------       ------
   Income (loss) from operations..............       3,706         (4,962)           1,934        678
   Interest and other, net....................       (198)           (305)               -       (503)
                                                     ----            ----                        ----
   Income (loss) before income taxes..........       3,508         (5,267)           1,934        175
   Income taxes (benefit).....................       1,937         (1,488)           (336)        113
                                                     -----         ------            ----         ---
   Net income (loss)..........................      $1,571        $(3,779)          $2,270        $62
                                                    ======        =======           ======        ===
   Net income per share:
      Basic...................................       $1.01                                      $0.03
      Diluted.................................        0.18                                       0.01

   Weighted average shares outstanding:
      Basic...................................       1,561                             772      2,333
      Diluted.................................       8,589                             772      9,361


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of CVC are as follows:


NAME                      AGE           POSITION
----                      ----          --------

Christine B. Whitman .... 48  President, Chief Executive Officer and Chairman
Giovanni Nocerino, Ph.D . 47  Executive Vice President, Sales & Service
Emilio O. DiCataldo ..... 48  Senior Vice President and Chief Financial Officer
Mehrdad M. Moslehi, Ph.D  39  Senior Vice President and Chief Technology Officer
Christopher J. Mann ..... 41  Senior Vice President, Marketing
Richard J. Chicotka, Ph.D 58  Vice President, Engineering
Richard A. Kellogg ...... 57  Vice President, Manufacturing
Judd C. Prozeller ....... 48  Vice President, Quality & Human Resources
Robert C. Fink .......... 64  Director
Maurice F. Holmes ....... 56  Director
Douglas A. Kingsley ..... 37  Director
Thomas C. McDermott ..... 63  Director
Seiya Miyanishi ......... 53  Director
George R. Thompson, Jr.*  69  Director
Donald L. Waite ......... 66  Director

-----------

* Upon consummation of CVC's initial public offering in November 1999, Mr. Thompson retired as a director of CVC.


     Ms. Whitman joined CVC Products in 1978 and has served as President, Chief Executive Officer and Chairman of CVC since its acquisition of CVC Products in 1990. Ms. Whitman received a BA from Syracuse University and is a member and Secretary of the Board of Directors of SEMI/SEMATECH. She also serves as a member of the Board of Directors of Frontier Telephone of Rochester and The M&T Bank. Ms. Whitman serves on the Executive Committee of the Board of Directors of the Industrial Management Council, the Board of Trustees for the Greater Rochester Chamber of Commerce, the United Way Board of Directors, the Al Sigl Center Partners' Foundation Board of Governors and is a member of the Board of Trustees of Rochester Institute of Technology.

     Dr.  Nocerino  joined  CVC in 1997 as  Executive  Vice  President,  Sales &
Service. From 1994 to 1997, Dr. Nocerino worked as Vice President and General Manager of Sales and Marketing at Varian Associates, a supplier of semiconductor manufacturing equipment. Prior to his employment at Varian Associates, Dr. Nocerino was Executive Vice President with Materials Research Corporation, a subsidiary of Sony and a manufacturer of thin film equipment and material for the data storage and semiconductor industries. Dr. Nocerino holds a joint honors B.Sc. in Physics and Electronic Engineering and a Ph.D. from the University of Manchester, England.

     Mr. DiCataldo joined CVC in 1995 as Senior Vice President and Chief Financial Officer. From 1991 to 1995, Mr. DiCataldo served as Senior Vice President, Finance and Administration of MedImmune, Inc., a therapeutic and vaccine company. Prior to his employment at MedImmune, Mr. DiCataldo held Vice President-level positions at Bausch & Lomb, Inc. and Praxis Biologics and worked for the firm of Price Waterhouse LLP. Mr. DiCataldo is a Certified Public Accountant and holds a BS in Accounting from St. John Fisher College.

     Dr. Moslehi joined CVC in 1994 as Senior Vice President and Chief Technology Officer. From 1988 to 1994, Dr. Moslehi served in various positions at Texas Instruments, a semiconductor manufacturer, most recently as Branch Manager in their Semiconductor Process and Design Center where he developed process and equipment technologies such as RTP, PVD and photochemical cleaning. Dr. Moslehi is named as an inventor on over 80 U.S. patents and in 1993 he earned the American Electronics Association's Technologist/Inventor of the Year. Dr. Moslehi received a BS in Electrical Engineering at Arya-Mehr University of Technology and a MS and Ph.D. in Electrical Engineering from Stanford University. Dr. Moslehi also serves on the consulting faculty of Stanford University.

     Mr. Christopher Mann joined CVC Products in 1979 and now serves as Senior Vice President, Marketing after having served as Senior Vice President, Data Storage from 1997 to June 1999. Mr. Mann has previously held the positions of Field Service Manager, Engineering Services Manager and Vice President, Data Storage at CVC. Prior to joining CVC in 1979, Mr. Mann worked for Sperry in the United Kingdom.

     Dr. Chicotka joined CVC in 1995 as Vice President, Operations, and since 1998 has served as Vice President, Engineering. From 1994 to 1995, Dr. Chicotka served as Director of Development Engineering of Conner Peripherals, a manufacturer of disk drives. From 1993 to 1994, Dr. Chicotka served as Director of Process Engineering of Seagate Magnetics, a division of Seagate Technology. From 1962 to 1992, Dr. Chicotka served in various positions at IBM, most recently as Manager of Head Process Manufacturing and Engineering of Storage Products Development and Manufacturing in San Jose, California. Dr. Chicotka received a BS and MS in Metallurgical Engineering and a Ph.D. in Materials Science from Polytechnic Institute of Brooklyn.

     Mr. Kellogg joined CVC in 1999 and currently serves as Vice President, Manufacturing. From 1998 to 1999, he consulted with CVC and other firms in the materials management area. From 1997 to 1998, Mr. Kellogg held the position of Vice President, Materials for Lam Research Corporation, a manufacturer of semiconductor processing equipment. From 1994 to 1997, Mr. Kellogg was Vice President of Operations for Varian Thin Film Systems, a manufacturer of plasma vapor deposition systems and, after its acquisition, with Novellus Systems. He spent the period from 1989 to 1994 with Libbey Owens Ford Glass as General Manager of its Shelbyville operations. Mr. Kellogg holds a BA from Lake Forest College.

     Mr. Prozeller joined CVC in 1995 and currently serves as Vice President, Quality and Human Resources. From 1990 to 1995, Mr. Prozeller served as the Senior Program Director for the Department of Training and Professional Development at the Rochester Institute of Technology. From 1990 to 1995, Mr. Prozeller also served as a total quality consultant for a number of large institutional clients. From 1979 to 1988, Mr. Prozeller served in various positions at the Xerox Corporation, most recently as a Total Quality Consultant, providing consulting services to various suppliers. Mr. Prozeller received a BS from New York State University at Brockport, an MED from Nazareth College of Rochester and an MBA from Rochester Institute of Technology.

     Mr. Fink has been a director of CVC since 1997. In 1993, Mr. Fink joined Lam Research Corporation, a manufacturer of semiconductor processing equipment, and formerly served as the Chief Operating Officer, following Lam's acquisition of Drytek, Inc. Mr. Fink served as the President of Drytek from 1983 to 1988. Prior to Drytek, Mr. Fink spent four years with ITT Corporation's Semiconductor Division as Director of VLSI Operations for North America and 12 years with General Instrument Corporation's Microelectronics Division as Director of Worldwide Manufacturing Resources. Mr. Fink's career also includes 13 years with General Electric Corporation. He received a BS in Metallurgical Engineering from Polytechnical Institute of New York.

     Mr. Holmes has been a director of CVC since October 1999. Since January 1999, Mr. Holmes has been a Professor of the Practice of Management and Engineering Systems at the Massachusetts Institute of Technology, as well as holding a dual professorship with both its Sloan School of Management and School of Engineering. Prior to this, Mr. Holmes served as Corporate Vice President and the Chief Engineer for Xerox Corporation beginning in 1994. Mr. Holmes received a BS degree from the University of Pittsburgh and a MS in Mechanical and Aerospace Science from the University of Rochester. He currently is a director of Frontier Telephone Company of Rochester, Optical Dynamics Corporation and Storage Technology Corporaton. In addition, Mr. Holmes serves on the Board of Trustees of Rochester Institute of Technology and the Ford Design Institute.

     Mr. Kingsley has been a director of CVC since 1998. Mr. Kingsley is a Senior Vice President of Advent International Corporation, a venture capital firm, where he has been employed since 1990. From 1985 through 1988 Mr. Kingsley was a sales engineer for Teradyne, Inc., a manufacturer of automatic test equipment for the electronics industry. Mr. Kingsley is a graduate of Dartmouth College and Harvard Business School. He is a director of LeCroy Corporation and a member of the Board of Overseers of the Boston Symphony Orchestra.

     Mr. McDermott has been a director of CVC since October 1999. From 1994 to 1997, Mr. McDermott was Chairman of the Board, Chief Executive Officer and President of Goulds Pumps, Inc. From 1986 to 1993, Mr. McDermott was the
President and Chief Operating Officer of Bausch & Lomb. Prior to this, Mr. McDermott served in a variety of management positions at Bausch & Lomb, and also was a member of its Board of Directors from 1983 until 1993. Mr. McDermott received a BS degree and an Honorary Doctoral Degree from Providence College. He currently is a director of Canandaigua Brands, Inc. and Thomas & Betts Corporation. In addition, Mr. McDermott serves on the Board of Governors of Strong Memorial Hospital and as a Trustee of Rochester Institute of Technology.

     Mr. Miyanishi has been a director of CVC since 1990. Since 1987, Mr. Miyanishi has served as President and Chief Executive Officer of Nikko Tecno, a company based in Japan and involved in the import and export of capital equipment, which was founded in 1946. Mr. Miyanishi has served as owner, President and Chief Executive Officer of several other companies in Japan. Mr. Miyanishi received a BS of managerial economics from Keio University.

     Mr. Thompson became a director of, as well as a consultant to, CVC upon CVC's acquisition of Commonwealth Scientific Corporation in May 1999. Mr. Thompson was a co-founder of Commonwealth Scientific and was President, CEO and Chairman of the Board from 1970 to 1999. Prior to founding Commonwealth, he served in various engineering and marketing positions with Systems Research Laboratories, Barry Controls Inc., and Bromion, Inc. Mr. Thompson is Chairman of the Board of Marshall National Bank and Trust Co. in Marshall, Virginia. Mr. Thompson attended the University of Virginia and received a BS in General Engineering from M.I.T. Upon consummation of CVC's initial public offering in November 1999, Mr. Thompson retired as a director of CVC.

     Mr. Waite has been a director of CVC since 1995. Since 1983, Mr. Waite has served in various positions for Seagate Technology, most recently as Senior Administrative Officer, Senior Financial Officer and Executive Vice President. Mr. Waite received a BS in Accounting from Creighton University and a JD from Georgetown University Law Center. Mr. Waite is a Certified Public Accountant.

     All directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. Executive officers of CVC are elected by CVC's board of directors on an annual basis and serve until their successors are duly elected and qualified. There are no family relationships among any of the executive officers or directors of CVC. Mr. Thompson has advised CVC that upon consummation of this offering he will resign his directorship.

     Mr. Douglas Kingsley and Mr. George R. Thompson did not file Form 3s with the Securities and Exchange Commission at the time they became directors of CVC (Mr. Kingsley in December 1998 and Mr. Thompson in May 1999). Both Mr. Thompson and Mr. Kingsley filed Form 3s on November 10, 1999 in connection with CVC's initial public offering. Advent International did not file a Form 3 with the Securities and Exchange Commission at the time it became a 10% shareholder of CVC pursuant to a private placement of CVC preferred stock December 1998. Upon completion of CVC's initial public offering in November 1999, Advent International Corporation was no longer a 10% shareholder of CVC.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the total compensation for fiscal 1997, 1998 and 1999, respectively, of the chief executive officer and each of the other four most highly compensated executive officers of CVC whose total salary and bonus for fiscal 1999 exceeded $100,000:

                                          SUMMARY COMPENSATION TABLE

                                                                                    NUMBER OF
                                                                                    SECURITIES
                                                                                    UNDERLYING
                                                                                   OPTIONS/SARS
                                                   ANNUAL COMPENSATION              LONG-TERM
                                                   -------------------
                                                                                                  ALL
                                                                    OTHER ANNUAL   COMPENSATION  OTHER
NAME AND PRINCIPAL POSITION       YEAR      SALARY       BONUS     COMPENSATION(1)    AWARDS      (2)
---------------------------       ----      ------       -----     ---------------    ------      ---
Christine B. Whitman
President, Chief Executive
   Officer and Chairman ..        1999     $178,652     $28,000         --           33,333     $2,936
                                  1998      173,040      47,600         --             --        2,647
                                  1997      167,250      46,600         --           51,000      2,325

Giovanni Nocerino
Executive Vice President,
   Sales & Service .......        1999      224,950        --       $ 75,654(3)        --        3,085
                                  1998      183,333        --         16,535        160,000       --
                                  1997(4)      --          --           --             --         --

Mehrdad M. Moslehi
Senior Vice President and
   Chief Technical Officer        1999      158,489      10,000         --           16,667      2,700
                                  1998      147,054      31,100         --             --        2,576
                                  1997      140,078      29,100         --           12,000      1,905
Christopher J. Mann
Senior Vice President,
   Marketing .............        1999      158,487        --         41,127(5)      16,667      3,810
                                  1998      147,290      27,100       77,731(5)        --        4,153
                                  1997      122,406      28,500       31,962(5)      22,500      2,506

Emilio O. DiCataldo
Senior Vice President and
   Chief Financial Officer        1999      152,148      25,000         --           30,000      2,213
                                  1998      146,692      31,800         --             --        1,900
                                  1997      142,551      34,400       46,930(6)      48,000      1,330

-----------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for each fiscal year.

(2) Represents matching contributions made by CVC on behalf of the executive officer to its 401(k) Plan.

(3)  Represents automobile allowance of $1,901 and sales commissions of $73,754.

(4) No information for fiscal 1997 is presented as Mr. Nocerino joined CVC in fiscal 1998. Mr. Nocerino became one of our executive officers in the fall of 1997.

(5) Represents automobile allowance of $10,488 and sales commissions of $30,639 in 1999, automobile allowance of $10,488 and sales commissions of $67,243 in 1998 and automobile allowance of $10,488 and sales commissions of $21,474 in 1997.

(6) Represents relocation expense of $17,500, relocation allowance of $26,670 and dues of $2,760.

     The following table sets forth information regarding the option grants made during fiscal 1999 to each of the executive officers. CVC issued no stock appreciation rights in fiscal 1999.

                                                       OPTION GRANTS

                                                                                                  INDIVIDUAL GRANTS
                                                                                                  -----------------
                                                                                                   VALUE AT ASSUMED
                                               PERCENT OF                                          ANNUAL RATES OF
                              NUMBER OF       TOTAL OPTIONS                                          STOCK PRICE
                              SECURITIES       GRANTED TO      EXERCISE OR                        APPRECIATION FOR
                              UNDERLYING      EMPLOYEES IN     BASE PRICE   EXPIRATION               OPTION TERM
NAME                           OPTIONS        FISCAL 1999      ($/SHARE)      DATE              5%               10%
----                           -------        -----------      ---------      ----              --               ---
Christine B. Whitman          33,333             10.70%       $   6.00       5/14/09          $255,254          $322,099
Giovanni Nocerino ..              --                --              --           --                --                --
Mehrdad M. Moslehi .          16,667              5.35            6.00       5/14/09           127,631           161,054
Christopher J. Mann           16,667              5.35            6.00       5/14/09           127,631           161,054
Emilio O. DiCataldo           30,000              9.63            6.00       5/14/09           229,731           289,892

     The following table sets forth information regarding exercise of options and the number and value of options held at September 30, 1999, by each of the officers listed below.

                                                       YEAR END OPTION VALUES


                                      NUMBER OF                     VALUE OF UNEXERCISED
                                   UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                  AT FISCAL YEAR END                AT FISCAL YEAR END(1)
                             EXERCISABLE     UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
                             -----------     -------------      -----------       -------------
Christine B. Whitman          353,600           53,733          $3,263,456          $293,880
Giovanni Nocerino ..           53,333          106,667             227,732           455,468
Mehrdad M. Moslehi .            3,200           21,467              13,664            85,868
Christopher J. Mann           206,000           25,667           1,905,332           113,666
Emilio O. DiCataldo           142,800           49,200           1,081,812           241,152

-----------
(1) The value of the unexercised, in-the-money options on September 30, 1999 is based on the difference between the initial public offering price of the common stock and the per share option exercise price, multiplied by the number of shares of common stock underlying the options.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of CVC's common stock as of October 15, 1999, by each person or entity known to CVC to own beneficially more than 5% of the outstanding shares of common stock, each of CVC's directors and the named executive officers and all directors and executive officers as a group. Unless otherwise indicated below, to the knowledge of CVC, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

                                                      SHARES BENEFICIALLY OWNED
                                                     PRIOR TO THE OFFERING(1)(2)
                                                     ---------------------------
BENEFICIAL OWNER                                       NUMBER            PERCENT
----------------                                       ------            -------
Seagate Technology(3) ..........................       3,219,073           34.7%
     920 Disc Drive
     Scotts Valley, CA  95066-4544
Nikko Tecno(4) .................................       1,412,316           16.6
     P.O. Box 139
     Central Tokyo, Japan
Advent International Group(5) ..................       1,017,593           12.0
     75 State Street
     Boston, MA  02109
Anne G. Whitman(6) .............................       1,108,800           13.1
     370 Canfield Drive
     Pittsford, NY  14534
Christine B. Whitman(7) ........................         726,400            8.2
Giovanni Nocerino ..............................         106,667            1.2
Emilio O. DiCataldo ............................         146,000            1.7
Mehrdad M. Moslehi .............................         307,200            3.6
Christopher J. Mann(8) .........................         283,676            3.2
Richard J. Chicotka ............................          85,600            1.0
Richard A. Kellogg .............................           8,267              *
Judd C. Prozeller ..............................          28,133              *
Robert C. Fink .................................           4,888              *
Douglas A. Kingsley(7)(9) ......................       1,017,593           12.0
Seiya Miyanishi(7)(10) .........................       1,412,316           16.6
George R. Thompson, Jr.(7)(11) .................         862,449           10.2
Donald L. Waite(7)(12) .........................       3,219,073           34.7
Thomas C. McDermott ............................            --              --
Maurice F. Holmes ..............................            --              --
All directors and executive
    officers as a group
    (15 persons)(13) ...........................       8,208,262           80.2%

-----------
*    Less than one percent.

(1) The number of shares of common stock shown in the table above as beneficially owned includes shares issuable pursuant to options and warrants that may be exercised within 60 days after September 30, 1999. Shares issuable pursuant to such options and warrants are deemed outstanding for computing the percentage of beneficial ownership of the person holding such options and warrants but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.


(2) Includes shares of common stock issuable upon exercise of options, as follows: Christine B. Whitman-358,400 shares; Giovanni Nocerino-106,667 shares;  Emilio  O.  DiCataldo-146,000  shares;  Mehrdad  M.  Moslehi-3,200 shares; Christopher J. Mann-207,400 shares; Richard J.Chicotka-85,600 shares; Richard A. Kellogg-8,267 shares; Judd C. Prozeller-28,133 shares; and Robert C. Fink-2,222 shares.

(3) Includes 2,419,680 shares of common stock issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock and 790,760 additional shares of common stock issuable upon exercise of a warrant held by Seagate Technology.

(4) Includes 1,392,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock.

(5) Includes ownership by the following venture capital funds managed by Advent International Corporation: (1) 853,658 shares of common stock issuable to Global Private Equity III Limited Partnership upon conversion of outstanding shares of Series C Convertible Preferred Stock, (2) 130,793 shares of common stock issuable to Advent PGGM Global Limited Partnership upon conversion of outstanding shares of Series C Convertible Preferred Stock, (3) 12,907 shares of common stock issuable to Advent Partners GPE III Limited Partnership upon conversion of outstanding shares of Series C Convertible Preferred Stock, (4) 3,861 shares of common stock issuable to Advent Partners (NA) GPE III Limited Partnership upon conversion of outstanding shares of Series C Convertible Preferred Stock and (5) 15,041 shares of common stock issuable to Advent Partners Limited Partnership upon conversion of outstanding shares of Series C Convertible Preferred Stock. Advent is the general partner for all of the above limited partnerships.

(6) Includes an aggregate of 38,400 shares of common stock held by Ms. Whitman's three children pursuant to trust agreements with The Chase Manhattan Bank. Ms. Whitman disclaims beneficial ownership of these shares. Anne G. Whitman is not related to Christine B. Whitman and has at no time held any position, office or other material relationship with CVC or any of its predecessors or affiliates, except as a shareholder of CVC.

(7) The stockholders' address is: c/o CVC, Inc., 525 Lee Road, Rochester, New York, 14606.

(8) Includes 20,316 shares of common stock held in an irrevocable trust for Mr. Mann's children. Mr. Mann disclaims beneficial ownership of these shares.

(9) Represents 1,017,593 shares owned by Advent. Mr. Kingsley is a Senior Vice President of Advent International Corporation, the venture capital firm which is the manager of the funds affiliated with the Advent International Group. Mr. Kingsley disclaims beneficial ownership of the shares of common stock owned by Advent except to the extent of his indirect pecuniary interest therein as a partner in Advent.

(10) Represents  1,412,316  shares of common stock  beneficially  owned by Nikko
     Tecno of which Mr. Miyanishi is a director, officer and principal stockholder. Mr. Miyanishi disclaims beneficial ownership of the shares of common stock owned by Nikko Tecno except to the extent of his indirect pecuniary interest therein as a stockholder of Nikko Tecno. Mr. Miyanishi's address is: c/o Nikko Tecno, P.O. Box 139, Central Tokyo, Japan.

(11) Includes 50,869 shares of common stock held by Mr. Thompson's daughter, Eleanor Thompson, and 50,869 shares of common stock held by his son, G. Richard Thompson. Mr. Thompson disclaims beneficial ownership of the shares of common stock held by his children. Upon consummation of CVC's initial public offering in November 1999, Mr. Thompson retired as a director of CVC.

(12) Represents 3,219,073 shares beneficially owned by Seagate Technology. Mr. Waite is an executive officer and stockholder of Seagate Technology. Mr. Waite disclaims beneficial ownership of the shares of common stock owned by Seagate Technology except to the extent of his indirect pecuniary interest therein as a stockholder of Seagate Technology.


(13) Includes (1) 1,412,316 shares held of record by Nikko Tecno, the ownership of which is attributed to Mr. Miyanishi, (2) 1,017,593 shares held of record by Advent, the ownership of which is attributed to Mr. Kingsley, (3) 3,219,073 shares held of record by Seagate Technology, the ownership of which is attributed to Mr. Waite, (4) 50,869 shares of common stock held by Mr. Thompson's daughter, Eleanor Thompson, and 50,869 shares of common stock held by his son, G. Richard Thompson and (5) 20,316 shares held in an irrevocable trust for Mr. Mann's children, the ownership of which is attributed to Mr. Mann.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Advent International Group is a principal stockholder of CVC. Mr. Kingsley, a director of CVC, is a Managing Director of Advent.

     Seagate Technology is a principal stockholder of CVC, as well as a major customer. Mr. Waite, a director of CVC, is an officer of Seagate Technology. Total revenues attributed to sales of CVC products to Seagate Technology were $29.2 million in fiscal 1997, $21.3 million in fiscal 1998 and $28.4 million in fiscal 1999.

     In December 1998, CVC sold an aggregate of 100,000 shares of Series C Convertible Preferred Stock for a price of $100.00 per share and a warrant to purchase an aggregate of 200,000 shares of common stock to entities affiliated with Advent International Corporation in a private placement. The Series C Convertible Preferred Stock was automatically converted into 1,016,260 shares of common stock, as well as 100,000 shares of Series D Redeemable Preferred Stock upon consummation of CVC's intitial public offering in November 1999. In addition, the Series D Redeemable Preferred Stock was redeemed by CVC upon the consummation of such offering for a redemption price of $10.0 million and the warrant to purchase common stock was terminated. See "Business - Recent Developments - Public Offering."

     Also, in connection with that transaction, CVC entered into an Amended and Restated Registration Rights Agreement with Advent, Seagate Technology, Nikko Tecno and executive officers and stockholders of CVC who are parties to this agreement. This agreement grants demand and piggy-back registration rights to Seagate Technology and Advent with respect to shares of common stock issuable upon conversion of all outstanding shares of the Series B and Series C Senior Convertible Redeemable Preferred Stock, and also grants piggy-back registration rights to the executive officers and stockholders of CVC who are parties to this agreement. In addition, CVC entered into an Amended and Restated Stockholders' Agreement with Advent, Seagate Technology, Nikko Tecno and the executive officers and stockholders of CVC who are parties to this agreement providing for voting and pre-emptive rights with respect to the acquisition and sale of shares by CVC, as well as matters affecting corporate governance. This agreement and the rights contained therein terminated upon the consummation of CVC's initial public offering in November 1999. See "Business - Recent Developments - Public Offering."

     As part of CVC's acquisition of Commonwealth in May 1999, CVC entered into a consulting agreement with George R. Thompson, Jr., the former Chief Executive Officer of Commonwealth and a current director of CVC. Under the terms of this consulting agreement, CVC is obligated to pay Mr. Thompson an aggregate amount of $525,000 over the three-year period following the acquisition, as consideration for consulting services provided by him to CVC. In addition, Mr. Thompson is entitled to benefits, such as an automobile allowance and health insurance coverage. This consulting agreement may be terminated by Mr. Thompson for any reason at any time and by the Company in the following circumstances:

o if Mr. Thompson (1) materially breaches his obligations under a non-competition agreement; (2) is convicted of a felony or any offense involving misappropriation of money; or (3) willfully fails or refuses to perform his duties under this agreement or

o    upon Mr. Thompson's death.

     Nikko Tecno, a Japanese corporation, is a principal stockholder and a distributor of CVC's products in Japan. Mr. Miyanishi, a director of CVC, is the President and Chief Executive Officer of Nikko Tecno. CVC borrowed from Nikko Tecno $1.5 million in November 1990 and $1.0 million in December 1991 under two unsecured notes that required quarterly interest payments calculated at an annual rate of 9%. The principal of the $1.0 million note was paid in October 1997. The principal of the $1.5 million note was paid in January 1999. See "Notes to Consolidated Financial Statements."

     Christine Whitman, CVC's Chairman, President and Chief Executive Officer, currently serves as a director of M&T Bank, with whom CVC has outstanding credit agreements. Net proceeds borrowed from M&T Bank were $1.7 million in fiscal 1997, $9.5 million in fiscal 1998 and $3.9 million in fiscal 1999.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The Registrant's financial statements together with a separate table of contents are annexed hereto.

(2) There were no financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)  Exhibits:

1.1       Underwriting Agreement.**

3.1       Amended and Restated Certificate of Incorporation of the Registrant.**

3.1.1     Amendment to the Restated  Certificate of  Incorporation to be effective on or about the time of pricing of CVC's initial public offering.**

3.1.      Restated  Certificate of  Incorporation  to be effective at the closing of
          CVC's intial public offering.**

3.2       Restated By-Laws of the Registrant.**

4.1       Specimen Certificate for Common Stock of the Registrant.**

5.1       Opinion of Dewey Ballantine LLP.**

10.1      Amended and Restated 1997 Stock Option Plan.**

10.3      Nonemployee Directors' Stock Option Plan.**

10.4      Form of Employment  Agreement.**

10.5      Union  Agreement,  dated August 25, 1995,  between  the  Registrant  and  Local  342,  International  Union  of
          Electronic, Electrical, Salaried, Machine & Furniture Workers.**

10.6      Securities Purchase  Agreement,  dated May 22, 1995, between the Registrant and Seagate Technology, Inc.**

10.7      Amended and Restated  Registration  Rights  Agreement,  dated May 10, 1999, among the Registrant, Seagate Technology, Inc. and certain stockholders of the Registrant.**

10.8      Series B Preferred Stock Purchase Warrant,  dated May 22, 1995, between the
          Registrant and Seagate Technology, Inc.**

10.9      U.S.  $1,000,000  Subordinated  Promissory  Note,  dated November 14, 1990, between the Registrant and Nikko Tecno Co., Inc.**

10.10     U.S.  $500,000  Subordinated  Promissory  Note,  dated  November  14, 1990, between the Registrant and Nikko Tecno Co., Inc.**

10.11     Letter   extending   repayment  of  U.S.   $1,000,000  and  U.S.   $500,000
          Subordinated Promissory Notes, dated August 18, 1997, by Nikko Tecno Co., Inc.**

10.12     Mortgage Note,  dated September 29, 1997,  between  Registrant and M&T Real
          Estate, Inc.**

10.13     Mortgage,  dated  September  29,  1997,  between  Registrant  and M&T  Real
          Estate, Inc.**

10.14     Continuing  Guaranty,  dated September 29, 1997, between Registrant and M&T
          Real Estate, Inc.**

10.15     General Assignment of Rights,  dated September 29, 1997, between Registrant and M&T Real Estate, Inc.**

10.16     Amendment No. 1 to General Security Agreement, dated September 29, 1997, by and among the Registrant, M&T Trust Company and the County of Monroe Industrial
          Development Agency.**

10.17     Amended and Restated Lease  Agreement,  dated  September 29, 1997,  between
          Registrant and the County of Monroe Industrial Development Agency.**

10.18     Bill of Sale, dated September 29, 1997, executed by Registrant.**

10.19     Lease  Agreement,  dated  November  7,  1995,  between  Registrant  and SCI
          Limited Partnership.**

10.20     $3,000,000  Term Loan  Agreement,  dated  September 30, 1996, by Registrant and M&T Trust Company.**

10.21     Letter of Credit Reimbursement  Agreement,  dated November 21, 1995 between
          CVC Holdings Inc. and M&T Trust Company.**



10.22     Continuing   Guaranty  of  CVC  Holdings,   dated   February  2,  1996,  by
          Registrant.**

10.23     Continuing   Guaranty  of  CVC  Products,   dated   February  2,  1996,  by
          Registrant.**

10.24     General  Security  Agreement of CVC  Products,  dated  February 2, 1996, by
          Registrant.**

10.25     General  Security  Agreement of CVC  Holdings,  dated  February 2, 1996, by
          Registrant.**

10.26     U.S.  $1,000,000  subordinated  Promissory  Note,  dated December 20, 1991, between the Registrant and Nikko Tecno Co., Inc.**

10.27     Employment   Agreement,   dated  as  of  December  15,  1997,  between  the
          Registrant and Christine B. Whitman.**

10.28     Employment   Agreement,   dated  as  of  December  15,  1997,  between  the
          Registrant and Giovanni Nocerino.**

10.29     Employment   Agreement,   dated  as  of  December  15,  1997,  between  the
          Registrant and Emilio O. DiCataldo.**

10.30     Employment   Agreement,   dated  as  of  December  15,  1997,  between  the
          Registrant and Mehrdad M. Moslehi.**

10.31     Employment   Agreement,   dated  as  of  December  15,  1997,  between  the
          Registrant and Christopher J. Mann.**

10.32     Employment   Agreement,   dated  as  of  December  15,  1997,  between  the
          Registrant and Richard J. Chicotka.**

10.33     Securities  Purchase   Agreement,   dated  December  10,  1998,  among  the
          Registrant and entities affiliated with Advent International Corporation.**

10.34     Common Stock Purchase Warrant, dated December 10, 1998, between the Registrant and Global Private Equity III Limited
          Partnership.**

10.35     Common Stock Purchase Warrant, dated December 10, 1998, between the Registrant and Advent PGGM Global Limited
          Partnership.**

10.36     Common Stock Purchase Warrant, dated December 10, 1998, between the Registrant and Advent GPE III Limited
          Partnership.***

10.37     Common Stock Purchase Warrant, dated December 10, 1998, between the Registrant and Advent Partners (NA) GPE III.**

10.38     Common Stock Purchase Warrant, dated December 10, 1998, between the Registrant and Advent Partners Limited
          Partnership.**

10.39     Merger  Agreement,  dated as of April 1, 1999,  among the Registrant,  CVC
          Acquisition Corp., Commonwealth Scientific Corporation and the 5% Shareholders.**

10.40     Escrow  Agreement,  dated  as of May  10,  1999,  among  the  Registrant,
          Commonwealth Scientific Corporation and M&T Company.**

10.41     Consulting  Agreement,  dated as of April 1, 1999,  between the Registrant and George R. Thompson, Jr.**

10.42     Union Agreement,  dated October 31, 1998, between the Registrant and Local
          342, International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers.**

10.43     Amended and Restated  Stockholders  Agreement,  dated as of May 10, 1999, among the Registrant and certain of its stockholders.**

10.44     Loan Agreement,  dated March 31, 1998, between CVC Products,  Inc. and M&T
          Trust Company.**

10.45     Letter  Amendment,  dated September 30, 1998 to Loan Agreement dated March
          31, 1998, between CVC Products, Inc. and M&T Trust Company.**

10.46     Letter  Amendment,  dated February 19, 1999 to Loan Agreement  dated March
          31, 1998, between CVC Products, Inc. and M&T Trust Company.**



10.47     Amendment, dated September 22, 1999 to Loan Agreement, dated March 31, 1998 between CVC Products, Inc. and M&T Trust
          Company.**

10.48     Patent Collateral Assignment and Security Agreement, dated September 22, 1999, between Commonwealth Scientific
          Corporation and M&T Trust Company.**

10.49     Amended and Restated Patent Collateral Assignment and Security Agreement, dated September 22, 1999, among, CVC

10.50     Trademark Collateral Assignment and Security Agreement, dated September 22, 1999, between Commonwealth Scientific
          Corporation and M&T Trust Company.**

10.51     Acknowledgement and Agreement, dated September 22, 1999 among Registrant, CVC Products, Inc. and M&T Trust Company.**

10.52     General Security Agreement, dated September 22, 1999 between CVC Process Solutions, Inc. and M&T Trust Company.**

10.53     General Security Agreement, dated September 3, 1999 between Commonwealth Scientific Corporation and M&T Trust
          Company.**

10.54     Continuing Guaranty, dated September 22, 1999 among Registrant, Commonwealth Scientific Corporation and M&T Trust
          Company.**

10.55     Continuing Guaranty, dated September 22, 1999 among Registrant, CVC Process Solutions, Inc. and M&T Trust Company.**

10.56     Master Equipment Lease No. 1, dated April 7, 1998 between CVC Products, Inc. and M&T Financial Corporation.**

10.57     Lease Agreement, dated February 1, 1995, between North Point Associates Limited Partnership and Commonwealth
          Scientific Corporation.**

10.58     Lease  Agreement,  dated  August 14, 1996  between  North Point  Associates Limited Partnership and Commonwealth
          Scientific Corporation.**

11.0      Computation of Earnings Per Share.**

21.1      List of Subsidiaries.**

23.1      Consent of PricewaterhouseCoopers LLP.*

23.2      Consent of Arthur Andersen LLP.*

23.3      Consent of Dewey Ballantine LLP (contained in Exhibit 5.1).**

24.1      Power of Attorney (included on page II-5).**

27.1      Financial Data Schedule.*


*    Filed herewith.

** Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-38057) and incorporated herein by reference.

ITEM 15.  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CVC, INC.

                                            By:   /s/ Christine B. Whitman
                                                -----------------------------
                                                    Christine B. Whitman

                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer

Dated:  December 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

             SIGNATURE                                        TITLE                                       DATE
             ---------                                        -----                                       ----

                                           Chairman of the Board, Chief Executive Officer              December 28, 1999
/s/  Christine B. Whitman                  and President (principal executive officer)
----------------------------------
          Christine B. Whitman


                                           Senior Vice President and Chief Financial                   December 28, 1999
                                           Officer (principal accounting and financial
/s/  Emilio O. DiCataldo                   officer)
----------------------------------
          Emilio O. DiCataldo


/s/  Robert C. Fink                        Director                                                    December 28, 1999
----------------------------------
          Robert C. Fink


/s/  Maurice F. Holmes                     Director                                                    December 28, 1999
----------------------------------
          Maurice F. Holmes


/s/  Douglas A. Kingsley                   Director                                                    December 28, 1999
----------------------------------
          Douglas A. Kingsley


/s/  Thomas C. McDermott                   Director                                                    December 28, 1999
----------------------------------
          Thomas C. McDermott


/s/  Seiya Miyanishi                       Director                                                    December 28, 1999
----------------------------------
          Seiya Miyanishi


/s/  Donald L. Waite                       Director                                                    December 28, 1999
----------------------------------
          Donald L. Waite



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CVC, INC.
Report of Independent Accountants ........................................   F-2
Consolidated Balance Sheets ..............................................   F-3
Consolidated Statements of Operations ....................................   F-4
Consolidated Statements of Stockholders' Equity ..........................   F-5
Consolidated Statements of Cash Flows ....................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7

ACQUIRED COMPANY (COMMONWEALTH SCIENTIFIC CORPORATION)
Report of Independent Public Accountants .................................  F-23
Balance Sheets ...........................................................  F-24
Statements of Operations .................................................  F-26
Statements of Stockholders' Equity .......................................  F-27
Statements of Cash Flows .................................................  F-28
Notes to Financial Statements ............................................  F-29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholders of CVC, Inc.

                  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CVC, Inc. (the "Company") and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

October 18, 1999

                                                               CVC, Inc.
                                                      Consolidated Balance Sheets
                                                   (In Thousands, Except Share Data)

                                                                                              At September 30,
                                                                                              ----------------
                                                                                                                     1999 Pro Forma
                                                                                 1998               1999                (Note 1)
                                                                                 ----               ----                --------
Assets
Current assets:
   Cash and cash equivalents...........................................          $106                $434                   $434
   Accounts receivable-trade (includes related party receivables of
     $1,397 and $4,105 at September 30, 1998 and 1999, respectively), less allowance for doubtful accounts of $345 and $887 at
     September 30, 1998 and 1999, respectively                                  7,026              21,559                 21,559
   Inventories.........................................................        18,811              29,187                 29,187
   Deferred income taxes...............................................         1,431               2,819                  2,819
   Other current assets................................................         1,055               1,396                  1,396
                                                                                -----               -----                  -----
                                                                               28,429              55,395                 55,395
Property, plant and equipment, net.....................................        13,901              19,374                 19,374
Goodwill and other intangible assets, net..............................           434               1,148                  1,148
                                                                                  ---               -----                  -----
           Total assets................................................       $42,764             $75,917                $75,917
                                                                              =======             =======                =======
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term borrowings and current portion of long-term debt.........        $5,689             $13,217                $13,217
   Accounts payable....................................................         7,221              11,279                 11,279
   Advances from customers (includes related party amounts of $463 at
     September 30, 1998)..............................................          1,167               1,483                  1,483
  Other current liabilities...........................................          3,448               7,312                  7,312
                                                                                -----               -----                  -----
                                                                               17,525              33,291                 33,291
Long-term debt (includes related party note of $1,500 at September 30,
     1998).............................................................        11,379               8,493                  8,493
Deferred income taxes..................................................         1,393               1,554                  1,554
Other liabilities......................................................           487                 986                    986
                                                                                  ---                 ---                    ---
           Total liabilities...........................................        30,784              44,324                 44,324
Commitments (Note 14)
Stockholders' equity:
   Preferred stock, $.01 par value per share; 502,500 shares
     shares issued and outstanding:
   Series C-100,000 shares at September 30, 1999 (liquidation
     preference of $10,000,000)........................................             -               9,855                      -
   Series D-100,000 shares pro forma (liquidation preference of
     $10,000,000)......................................................             -                   -                 10,000
   Series B-60,492 shares at September 30, 1998 and 1999 (liquidation
     preference of $9,000,000).........................................         8,355               8,355                      -
   Series A-1,685 shares at September 30, 1998 and 1999 (liquidation
     preference of $1,685,000).........................................         1,685               1,685                      -
Common Stock, $.01 par value per share; 50,000,000 shares authorized;
     1,057,929 shares issued and outstanding at September 30, 1998 and
     2,360,767 shares issued and outstanding at September 30, 1999.....            11                  24                     85
Additional paid-in capital.............................................         1,099               9,305                 19,139
Warrant................................................................             -                  14                      -
Unamortized deferred compensation......................................         (252)               (135)                  (135)
Retained earnings......................................................         1,213               2,784                  2,798
Minimum pension liability..............................................         (131)               (294)                  (294)
                                                                                ----                ----                   ----
Total stockholders' equity.............................................        11,980              31,593                 31,593
                                                                               ------              ------                 ------
Total liabilities and stockholders' equity.............................       $42,764             $75,917                $75,917
                                                                              =======             =======                =======


                         The accompanying notes are an integral part of these financial statements.


                                                               CVC, Inc.
                                                 Consolidated Statements of Operations
                                                 (In Thousands, Except Per Share Data)

                                                                                                    For the Year Ended September 30,
                                                                                                    --------------------------------
                                                                                                      1997        1998        1999
                                                                                                      ----        ----        ----
Revenues (includes sales to related party of $29,244, $21,322, and $28,408, for the years
     September 30, 1997, 1998 and 1999, respectively).........................................       $62,588     $68,173     $82,915
Cost of goods sold (includes cost of goods sold to related party of $17,352, $11,115, and
     for the years ended September 30, 1997, 1998 and 1999, respectively).....................        41,286      42,019      50,502
                                   --- ----- ----     -----                                           ------      ------      ------
Gross margin..................................................................................        21,302      26,154      32,413
Operating expenses
   Research and development...................................................................         9,055      12,615      12,630
   In-process R&D write-off...................................................................             -           -       1,174
   Sales and marketing........................................................................         5,613       7,696      10,081
   General and administrative.................................................................         2,539       3,476       4,822
                                                                                                       -----       -----       -----
                                                                                                      17,207      23,787      28,707
                                                                                                      ------      ------      ------
Income from operations........................................................................         4,095       2,367       3,706
Other income/(expense)
   Write-off of deferred charges..............................................................             -       (675)           -
   Interest and other income..................................................................            11         171       1,037
   Interest expense...........................................................................         (604)     (1,325)     (1,235)
                                                                                                       ----      ------      ------
                                                                                                       (593)     (1,829)       (198)
                                                                                                       ----      ------        ----
Income before income taxes....................................................................         3,502         538       3,508
Income taxes..................................................................................         1,457         274       1,937
                                                                                                       -----         ---       -----
Net income....................................................................................        $2,045        $264      $1,571
                                                                                                      ======        ====      ======

Net income per share:
   Basic......................................................................................         $2.67       $0.26       $1.01
                                                                                                       =====       =====       =====
   Diluted....................................................................................         $0.29       $0.04       $0.18
                                                                                                       =====       =====       =====

                         The  accompanying notes are an integral part of these financial statements.

                                                               CVC, Inc.
                                            Consolidated Statements of Stockholders' Equity
                                                   (In Thousands, Except Share Data)

                          Series C       Series B       Series A
                         Preferred      Preferred      Preferred
                           Stock          Stock          Stock        Common Stock                Unamort-
                           -----          -----          -----        ------------                 ized
                        Number         Number        Number        Number         Paid-           Deferred           Minimum
                          of            of             of           of     Par     in             Compen-  Retained  Pension
                        Shares Amount  Shares Amount Shares Amount Share  Value  Capital  Warrant  Sation  Earnings  Liability Total
                        ------ ------  ------ ------ ------ ------ -----  -----  -------  -------  ------  --------  --------- -----
Balance at October 1,
     1996............                  60,492 $8,355 1,685 $1,685 735,160  $7     $454                       $(1,096)  $(86) $9,319
Net income ..........                                                                                          2,045          2,045
Minimum pension
    liability........                                                                                                    (2)     (2)
Tax impact on pension
    liability........                                                                                                     1       1
                                                                                                                                  -
   Comprehensive
     earnings........                                                                                                         2,044
Deferred compensation                                                              261            $(261)                         --
Amortization of
    deferred
    compensation.....                                                                                 7                           7
Issuance of common
    stock............                                             114,100   2       56                                           58
                                                                  -------   -       --                                           --
Balance at September
    30, 1997.........       --    --   60,492 8,355  1,685 1,685  849,260   9      771             (254)      949      (87)  11,428
Net income ..........                                                                                         264               264
Minimum pension
    liability........                                                                                                  (74)     (74)
Tax impact on pension
    liability........                                                                                                   30       30
                                                                                                                                 --
   Comprehensive
     earnings........                                                                                                           220
Deferred compensation                                                              109              (109)                        --
Amortization of
     deferred
     compensation...                                                                                 111                        111
Issuance of common
     stock...........                                              208,669  2      219                                          221
Balance at September
     30, 1998........       --    --   60,492 8,355  1,685 1,685 1,057,929 11    1,099      --      (252)   1,213     (131)  11,980
Net income ..........                                                                                       1,571             1,571
Minimum pension
      liability                                                                                                       (271)    (271)
Tax impact on pension
      liability......                                                                                                  108      108
                                                                                                                                ---
     Comprehensive
      earnings.......                                                                                                         1,408
Deferred compensation                                                             (12)               12                          --
Amortization of
      deferred
      compensation...                                                                               105                         105
Issuance of preferred
      stock and
      warrant........   100,000 $9,855                                                     $14                                9,869
Issuance of common
      stock..........                                             1,302,838 $13   8,218                                       8,231
                                                                  --------- ---   -----                                       -----
Balance at September
      30, 1999.......   100,000 $9,855 60,492 $8,355 1,685 $1,685 2,360,767 $24  $9,305    $14    $(135)   $2,784   $(294)  $31,593
                        ======= ====== ====== ====== ===== ====== ========= ===  ======    ===    =====    ======   =====   =======

                         The accompanying notes are an integral part of these financial statements.



                                                               CVC, Inc.
                                                 Consolidated Statements of Cash Flows
                                                            (In Thousands)
                                                                                                    For the Year Ended September 30,
                                                                                                    --------------------------------
                                                                                                    1997          1998          1999
                                                                                                    ----          ----          ----
Cash flows from operating activities:
        Net income........................................................................         $2,045          $264       $1,571

Adjustments  to reconcile  net income to net cash  provided  (used) by operating activities:
   In-process R&D write-off...............................................................              -             -        1,174
   Depreciation and amortization..........................................................          1,285         2,167        4,180
   Provision for deferred taxes...........................................................            461         (259)        (166)
   Changes in operating assets and liabilities -
      Accounts receivable (including related party).......................................        (3,406)         1,262     (12,046)
      Inventories.........................................................................        (5,767)         1,721        1,449
      Other assets........................................................................          (405)         (931)          456
      Accounts payable....................................................................          4,556       (2,772)          746
      Advances from customers (including related party)...................................          3,035       (7,485)      (2,402)
      Other liabilities...................................................................          1,299         (890)          200
                                                                                                    -----         ----           ---
        Total adjustments.................................................................          1,058       (7,187)      (6,409)
                                                                                                    -----       ------       ------
        Net cash provided (used) by operating activities..................................          3,103       (6,923)      (4,838)
                                                                                                    -----       ------       ------
Cash flows from investing activities:
   Capital expenditures...................................................................        (2,805)       (4,817)      (1,755)
                                                                                                  ------        ------       ------
        Net cash used by investing activities.............................................        (2,805)       (4,817)      (1,755)
                                                                                                  ------        ------       ------
Cash flows from financing activities:
   Net proceeds from line of credit.......................................................            527         3,612        6,540
   Payments on notes payable (including related party)....................................              -       (1,127)      (1,500)
   Proceeds from long-term debt...........................................................          2,000         8,000            -
   Payments on long-term debt and capital lease obligations...............................        (1,452)       (1,021)      (8,111)
   Net proceeds from issuance of preferred stock and warrant..............................              -             -        9,869
   Net proceeds from issuance of common stock.............................................             58           221          123
                                                                                                       --           ---          ---
        Net cash provided by financing activities.........................................          1,133         9,685        6,921
                                                                                                    -----         -----        -----
Net increase (decrease) in cash and cash equivalents......................................          1,431       (2,055)          328
Cash and cash equivalents, beginning of period............................................            730         2,161          106
                                                                                                      ---         -----          ---
Cash and cash equivalents, end of period..................................................         $2,161          $106         $434
                                                                                                   ======          ====         ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing transaction:
   Equipment capitalized from inventory...................................................             $-        $1,828       $2,258
   Equipment transferred to inventory.....................................................              -            $-         $198
   Net tangible assets acquired by issuing common stock (Note 2)..........................                                    $6,298
Cash paid during the year for:
   Interest...............................................................................           $542        $1,287       $1,237
   Income taxes...........................................................................           $782        $1,430       $1,100

                         The  accompanying notes are an integral part of these financial statements.

                                    CVC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATION

     The consolidated financial statements of CVC, Inc. and subsidiaries (CVC or the Company) include the consolidated accounts of CVC, Inc., CVC Products Inc., Commonwealth Scientific Corporation, since acquisition on May 10, 1999, and CVC Process Solutions, Inc. CVC is a worldwide supplier of fabrication equipment providing thin film process solutions for the manufacture of magnetic recording heads and advanced semiconductor devices for computers and communications systems. The Company maintains offices in Rochester, New York; Alexandria, Virginia; Fremont, California; Garland, Texas; Minneapolis, Minnesota; Japan and Northern Ireland.

     All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED PRO FORMA BALANCE SHEET

     The Company's Series A and Series B Convertible Preferred Stock automatically convert into common stock and the Company's Series C Convertible Preferred Stock automatically converts into common stock and Series D Redeemable Preferred Stock concurrent with the closing of an initial public offering (Note
10). Accordingly, the unaudited pro forma balance sheet has been presented on a basis to give effect to the automatic conversion of such stock as of the closing date of the initial public offering which for pro forma purposes is assumed to occur as of September 30, 1999.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, temporary investments, accounts receivable (including related party receivables-Note 12) and accrued expenses. Cash is placed primarily in high quality short-term interest bearing financial instruments.

     The Company performs ongoing credit evaluations of its customers' financial condition and the Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their fair value at September 30, 1998 and 1999, as the maturities of these instruments are all short term. Due to differences in the stated interest rates on certain short and long-term debt obligations compared to prevailing rates, the fair value of these instruments does vary from their carrying amounts; however, such differences are immaterial.

                                    CVC, INC.

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

REVENUE RECOGNITION

     Revenue from the sale of equipment is recognized upon shipment.
Provisions for estimated product warranty and installation costs are recorded at the time revenue is recognized. The Company generally warrants its new systems for 15 months from the date of shipment. Such warranties provide that new systems are free from defects in materials and workmanship under normal use.

     Amounts received from customers prior to product shipment are classified as advances from customers.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid debt instruments with original maturities of three months or less.

INVENTORIES

     Inventories, which include materials, labor and overhead, are recorded at the lower of cost, determined by the first-in, first-out method, or market value. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments, and other economic factors.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of 3 to 10 years for equipment, furniture and fixtures and 40 years for buildings. Building improvements are depreciated over the shorter of 10 years or the remaining life of the building or the useful life of the improvement. Maintenance and repairs are expensed as incurred. Improvements which extend the useful life of property, plant and equipment are capitalized. Upon retirement or disposal of an asset, the asset and the related accumulated depreciation are eliminated from the accounts, with any gains or losses from sale recorded in the statement of operations.

CAPITALIZED SOFTWARE COSTS

     The Company capitalizes the costs associated with purchased software for resale and subsequently amortizes such costs on a units-of-production basis over their estimated remaining economic life, generally 3 years. These amounts, which are included in other assets, are reported at the lower of the unamortized cost or net realizable value and are immaterial.

ASSET IMPAIRMENT

     The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The assessment is accomplished by comparing the estimated undiscounted future cash flows of the asset grouping with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value of the

                                    CVC, INC.

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

assets, a write-down would be required, measured by the difference between the carrying value of the assets and the discounted future cash flows.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of such assets and liabilities.

     The asset and liability method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards.

NEW ACCOUNTING STANDARDS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or stockholders' equity. SFAS 130 requires changes to the minimum pension liability, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up
Activities." Start-up activities are defined broadly as those one-time activities relating to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 is effective for the Company's fiscal year 2000 financial statements and the Company does not expect its adoption to have a material effect on the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on the Company's financial condition or results of operations.

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

STOCK SPLITS

     On October 14, 1997, the Company declared a 3-for-1 stock split in the form of a stock dividend to stockholders of record at the close of business on October 31, 1997. This stock split increased the number of common shares outstanding by 849,260. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and outstanding have been adjusted retroactively for the 3-for-1 stock split.

     On August 30, 1999, the Company declared a 2-for-3 reverse stock split to become effective in connection with the completion of an initial public offering. This reverse stock split decreased the number of common shares outstanding by 1,172,688. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and/or outstanding have been adjusted retroactively for the 2-for-3 reverse stock split.

NOTE 2-ACQUISITION

     On May 10, 1999, the Company acquired Commonwealth Scientific Corporation (Commonwealth), a Virginia based company which offers ion beam modules and systems which provide ion beam etching, deposition and diamond-line carbon (DLC) processes and ion beam sources for research and development (R&D) and original equipment manufacturer customers. The purchase price of $8,498,000 was comprised of the issuance of 1,268,799 shares of the Company's common stock, exchanged and assumed options in Commonwealth for options to purchase 286,228 shares of the Company's common stock, and related acquisition costs. The issuance of the Company's stock was recorded at fair market value, and the assumed options were recorded at fair market value using the Black-Scholes option pricing model. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated as follows (in thousands):

Net tangible assets of Commonwealth ..........................            $6,298
Purchased in-process R&D .....................................             1,174
Intangible assets:
   Workforce in place ........................................               704
   Current technology ........................................               265
   Goodwill ..................................................                57
                                                                              --
Total purchase price .........................................            $8,498
                                                                          ======

     The net tangible assets includes a write-up of Commonwealth's property to fair market value by $600,000 and the recognition of a restructuring liability approximating $550,000. Approximately $140,000 of the restructuring liability relates to severance costs associated with the reduction of Commonwealth's workforce by approximately 20%, or 29 employees. The reduction of the workforce and the payment of termination benefits was completed by September 30, 1999. Approximately $410,000 of the restructuring liability relates to existing lease obligations or cancellation penalties associated with facilities which will be exited. Lease payments will be made through fiscal 2000. At September 30, 1999, approximately $200,000 has been charged against the restructuring liability. The

                                    CVC, INC.

NOTE 2-ACQUISITION (CONTINUED)

Company believes that the amounts remaining under the restructuring liability are adequate to cover the remaining lease obligations.

     The  purchased  in-process  R&D  includes  the  value  of  products  in the development stage, which have not reached technological feasibility and for which there is no alternative future use. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, the amount of $1,174,000 was expensed in the third quarter of fiscal 1999.

     The Company used independent professional appraisal consultants to assess and allocate value to the acquired in-process R&D. The allocated value was determined using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects based on the projects' stage of completion.

     A discount rate of 35% was applied to the projects' cash flows and there were no material changes from historical pricing, margins, and expense levels. Management believes that the assumptions used in the forecasts were reasonable at the time of the business combination. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs, or profitability will be realized as estimated. For these reasons, actual results may vary from the projected results.

     Estimated net cash inflows from the acquired in-process technology are projected to commence in fiscal 2001.

     The amortization periods of intangible assets related to workforce in place, current technology and goodwill are seven years, five years and seven years, respectively.

     The operating results of Commonwealth have been included in the Company's consolidated statement of operations from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred on October 1, 1997 (in thousands):

                                                       Pro Forma
                                                       ---------
                                        For the Year Ended    For the Year Ended
                                        September 30, 1998    September 30, 1999
                                        ------------------    ------------------
Net sales ................................       $112,060           $101,841
Operating income .........................          4,782                678
Net income ...............................          1,524                 62
Net income per share:
   -Basic ................................       $   0.67           $   0.03
   -Diluted ..............................       $   0.18           $   0.01

     The pro forma results include amortization of the intangibles presented above and cost reductions related to the restructuring charges, and excludes the write-off of the in-process R&D in each period. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

                                    CVC, INC.

NOTE 3-INVENTORIES

     Inventories consisted of the following at September 30, 1998 and 1999 (in thousands):

                                                          1998            1999
                                                          ----            ----
Component parts ................................       $  8,976        $ 15,421
Work-in-process ................................          5,615          11,674
Finished goods .................................          4,917           4,117
                                                         19,508          31,212
                                                         ------          ------
      Less-reserve for obsolescence ............           (697)         (2,025)
                                                           ----          ------
                                                       $ 18,811        $ 29,187
                                                       ========        ========

NOTE 4-PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at September 30, 1998 and 1999 (in thousands):

                                                         1998             1999
                                                         ----             ----
Land .........................................        $    625         $  2,225
Buildings and improvements ...................           5,954            7,548
Machinery and equipment ......................          10,358           22,048
                                                        ------           ------
                                                        16,937           31,821
   Less-Accumulated depreciation .............          (4,721)         (12,447)
                                                        ------          -------
                                                        12,216           19,374
Construction-in-process ......................           1,685             --
                                                         -----
                                                      $ 13,901         $ 19,374
                                                      ========         ========

     Construction-in-process was mainly comprised of machinery and equipment which was placed in service subsequent to September 30, 1998.

     Included in property, plant and equipment is $2,220,000 and $2,494,000 for a building and certain equipment held under capital lease agreements at September 30, 1998 and 1999, respectively. Related accumulated amortization at September 30, 1998 and 1999 was $403,000 and $558,000, respectively.

     Total depreciation and amortization expense on plant and equipment was $1,215,000, $1,874,000 and $3,697,000 in 1997, 1998 and 1999, respectively.
Total depreciation expense on assets under capital leases was $56,000 in 1997 and 1998 and $102,000 in 1999.

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5-OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following at September 30, 1998 and 1999 (in thousands):

                                                           1998            1999
                                                           ----            ----
Accrued payroll and benefits ...................          $  874          $1,981
Other current liabilities ......................           2,574           5,331
                                                           -----           -----
                                                          $3,448          $7,312
                                                          ======          ======

NOTE 6-NOTES PAYABLE AND LONG-TERM DEBT

     In August 1974, the Company entered into an agreement with a local government agency under which the agency's bond proceeds of $2,400,000 were used to purchase land and construct an operating facility for lease to the Company. The industrial revenue bond obligation required monthly payments of principal and interest at 8% (approximately $19,000 in total). In September 1997, the Company refinanced the remaining principal of the industrial revenue bond with the proceeds of a new mortgage credit facility with a principal of $2,000,000. The lease term extends to December 31, 2007, at which time title to the property passes, upon payment of nominal consideration by the Company. The new mortgage credit facility requires monthly payments of approximately $16,000 through October 1, 2007, calculated based upon an amortization period of twenty years. In addition, on October 1, 2007, the Company will pay a final installment equal to the outstanding principal and interest on the credit facility based upon the actual term of this facility which is ten years. The interest rate on $500,000 of the mortgage credit facility is 5.29% until October 1, 1999 after which the rate increases to 8.29% through September 30, 2002, consistent with the interest rate on $1,500,000 of the credit facility. Beginning October 1, 2002, the Company will likely elect to pay interest on the remaining principal at the then prime rate plus one-half percent, or a rate equal to 225 basis points above the yield on U.S. treasury bonds. The obligation is secured by certain land and buildings with a net book value of $2,386,000 at September 30, 1999.

     In November 1990, the Company borrowed $1,500,000 from a company whose president is a director and shareholder of the Company. In December 1991, the Company borrowed an additional $1,000,000 from this company. The borrowings were evidenced by notes, which were unsecured and required quarterly interest payments at 9%. The $1,000,000 note was paid in full in November 1997 and the $1,500,000 note was paid in full in January 1999. Interest expense on these notes totaled $225,000, $138,000 and $34,000 in 1997, 1998 and 1999,
respectively.

     In September 1996, the Company borrowed $3,000,000 from a commercial bank. The five year term loan requires monthly payments OF PRINCIPAL AND INTEREST AT PRIME PLUS 1/2% through October 1, 2001. The obligation is secured by certain equipment and capital assets.

     In April 1998, the Company borrowed $8,000,000 from a commercial bank. The seven year term loan requires monthly payments of principal and interest at 8.39% until April 2005. The obligation is secured by certain personal property and other intangibles of the Company including patents, patent applications and trademarks.

     In connection with the acquisition of Commonwealth, the Company assumed a $1,214,000 unsecured note payable to a third party. The 18-month note requires payments of principal and interest at 8% until October 2000.

                                    CVC, INC.

NOTE 6-NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     The Company also has a $15,000,000 bank line of credit at September 30, 1999 which allows for maximum borrowings based on certain financial criteria. Allowable borrowings based on this criteria at September 30, 1999 were $13,819,000. Borrowings under the agreements are at an interest rate of prime. There was approximately $10,679,000 outstanding under the line of credit at September 30, 1999.

     The Company also has available an equipment line of credit at September 30, 1999 which allows for maximum borrowings of $3,000,000 based on certain financial criteria. Borrowings under the agreement are at an interest rate of prime. There were no amounts outstanding under the line of credit at September 30, 1999.

     The debt agreements contain financial covenants requiring the Company to maintain certain debt to equity, capital, and current ratios, as well as certain customer order, income, and operating cash flow levels. The agreement also imposes limitations on the incurrence of additional debt. The Company was in compliance with all covenants at September 30, 1998 and 1999.

     A summary of the notes payable and long-term debt outstanding at September 30, 1998 and 1999 is as follows (in thousands):

                                                            1998          1999
                                                            ----          ----
Term loan, 5 year ................................      $  1,850       $  1,250
Term loan, 7 year ................................         7,624          6,723
Notes payable due related party ..................         1,500           --
Mortgage credit facility .........................         1,955          1,906
Note payable to third party ......................          --              891
Future minimum payments under capital
     leases payable through January 2002 .........          --              261
Borrowings on line of credit .....................         4,139         10,679
                                                           -----         ------
                                                          17,068         21,710
      Less-Current portion .......................        (5,689)       (13,217)
                                                          ------        -------
                                                        $ 11,379       $  8,493
                                                        ========       ========

     The aggregate  maturities  for debt over the next five years and thereafter
are  as  follows  (in  thousands):   2000-$13,217,   2001-$1,900,   2002-$1,296,
2003-$1,313, and 2004-$1,433.

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7-INCOME TAXES

     The components of income taxes (benefit) for the years ended September 30, 1997, 1998 and 1999 are as follows (in thousands):

                                        1997            1998            1999
Current:
   Federal ...............           $  604           $  417           $1,806
   State .................              392              116              297
                                        ---              ---              ---
                                        996              533            2,103

Deferred:
   Federal ...............              475              (211)           (143)
   State .................              (14)              (48)            (23)
                                        ---               ---             ---
                                        461              (259)           (166)
                                        ---              ----            ----
                                    $ 1,457           $   274         $ 1,937
                                    =======           =======         =======

     The significant components of deferred tax assets and liabilities at September 30, 1998 and 1999 are as follows (in thousands):

                                                             1998         1999
Deferred tax assets:
Net operating loss carryforwards .................         $  175         $  344
Inventories ......................................            455          1,076
State and federal tax credits ....................            122            209
Allowance for doubtful accounts ..................            138            373
Accrued compensation and benefits ................            240            398
Other accruals ...................................            577          1,053
                                                              ---          -----
                                                            1,707          3,453
                                                            -----          -----
Deferred tax liabilities:
Unamortized inventory accounting change ..........          (605)          (424)
Property, plant and equipment ....................          (962)        (1,343)
                                                            ----         ------
                                                          (1,567)        (1,767)
                                                          ------         ------
Deferred tax asset valuation allowance ...........          (102)          (421)
                                                            ----           ----
Net deferred tax asset ...........................       $    38        $ 1,265
                                                         =======        =======

                                    CVC, INC.

NOTE 7-INCOME TAXES (CONTINUED)

     The differences between income taxes (benefit) at the U.S. statutory rate and the effective rate for the years ended September 30, 1997, 1998 and 1999 are summarized as follows (in thousands):

                                                  1997       1998         1999
                                                  ----       ----         ----
Provision at federal statutory rate ......     $ 1,191     $   183      $ 1,193
State taxes, net of federal benefit ......         213          45          226
Permanent items ..........................          53         101          546
Release of valuation allowance ...........        --           (53)        (130)
Other ....................................        --            (2)         102
                                                                --          ---
Income tax expense .......................     $ 1,457     $   274      $ 1,937
                                               =======     =======      =======

     During 1998 and 1999, the valuation allowance, which relates to net operating loss carryforwards and state investment credits, was reduced by $53,000 and $130,000, respectively, due to the increased likelihood the benefits will be recognized. As a result of the acquisition of Commonwealth, in 1999, a number of permanent items were recorded by the Company and the valuation allowance increased by the assumed amount of $449,000.

     The net operating tax loss carryforwards of approximately $820,000 expire at various times through 2019.

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8-EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) profit sharing plan covering substantially all employees who meet certain age and length of service requirements. The Company contributes a percentage of the amount of salary deferral contributions made by each participating employee. Any additional contributions by the Company are discretionary. The amounts charged to expense related to this plan were approximately $92,000, $222,000 and $278,000 in fiscal years 1997, 1998 and
1999, respectively.

     The Company had a noncontributory defined benefit pension plan. The Company froze this plan effective September 30, 1991 at which time all benefits became fully vested. Benefits were based on historical compensation levels and years of service. The Company's funding policy is to contribute annually an amount, based on actuarial computations, which would satisfy the Internal Revenue Service's funding standards. Approximately $122,000 and $381,000 is included in other liabilities at September 30, 1998 and 1999, respectively, for accrued pension costs. Further, the Company has recorded an additional minimum pension liability representing the excess of the unfunded accumulated benefit obligation over plan assets. The additional minimum liability was charged to stockholders' equity, net of income taxes.

NOTE 9-POSTRETIREMENT HEALTH CARE BENEFITS

     The Company provides health care and life insurance benefits to certain retired hourly employees as well as health care benefits to salaried retirees employed prior to December 31, 1996. As permitted under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company has elected to amortize the unfunded accrued postretirement benefit obligation at adoption over a 20-year period.

     Details of costs for retiree benefits for the years ended September 30, 1997, 1998 and 1999 are as follows (in thousands):

                                                      1997       1998       1999
                                                      ----       ----       ----
Service cost ..................................       $ 68       $ 90       $150
Interest cost on benefit obligation ...........         82         78         90
Amortization ..................................         56         56         60
                                                        --         --         --
Retiree health care cost ......................       $206       $224       $300
                                                      ====       ====       ====

     An analysis of amounts shown in the consolidated balance sheet at September 30, 1998 and 1999 is as follows (in thousands):

                                                           1998         1999
                                                           ----         ----
Accumulated postretirement benefit obligation:
   Retirees ....................................        $   810         $   607
   Active participants .........................            465             787
                                                            ---             ---
                                                          1,275           1,394
Unrecognized prior service cost ................            (39)            (65)
Unrecognized net gain ..........................             73             163
Unrecognized transition obligation .............           (944)           (889)
                                                           ----            ----
Retirement benefit liability ...................        $   365         $   603
                                                        =======         =======

                                    CVC, INC.

NOTE 9-POSTRETIREMENT HEALTH CARE BENEFITS (CONTINUED)

     The funding policy for retiree health care and life insurance benefits is generally to pay covered expenses as they are incurred.

     The actuarial calculation assumes a health care average inflation rate of 9.5% in 1999 and grades down uniformly to 4.5% in 2010 and remains level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the health care inflation rate by 1% would increase the September 30, 1999 accumulated postretirement benefit obligation by $190,000, and the 1999 service cost plus interest by $55,000. Decreasing the health care inflation rate by 1% would decrease the September 30, 1999 accumulated postretirement benefit obligation by $155,000, and the 1999 service cost plus interest by $42,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50%.

NOTE 10-STOCKHOLDERS' EQUITY

     In 1990, the Company issued 1,685 shares of 8% Series A Non-Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock is convertible at any time at the option of the holder into common stock at the rate of 1,600 shares of common stock for each share of Series A Preferred Stock. The liquidation preference of each share of Series A Preferred Stock is $1,000 and all declared but unpaid dividends. Preferred voting rights are one vote for each share of common stock into which the preferred shares may be converted. The Series A Preferred Stock will be automatically converted to 2,696,000 shares of common stock upon the closing of an initial public offering with a price per share in excess of $12.50 and aggregate gross proceeds of $10,000,000.

     In May 1995, the Company issued 60,492 shares of Series B Non-Cumulative Convertible Preferred Stock (Series B Preferred Stock). The Series B Preferred Stock is convertible at any time at the option of the holder into common stock at the rate of 40 shares of common stock for each share of Series B Preferred Stock. Preferred voting rights are one vote for each share of common stock into which the preferred shares may be converted. The Series B Preferred Stock will be automatically converted to 2,419,680 shares of common stock upon the closing of an initial public offering with a price per share in excess of $12.50 and aggregate gross proceeds of $10,000,000.

     In connection with the issuance of Series B Preferred Stock, the holder was granted a seven-year warrant to purchase 19,769 shares of Series B Preferred Stock at an exercise price of $223.17 per share of Series B Preferred Stock. Expenses directly associated with this issuance of approximately $645,000 were netted against proceeds. The liquidation preference of each share of Series B Preferred Stock is $148.78 and all declared but unpaid dividends. Upon the automatic conversion of the Company's then outstanding shares of Series B Preferred Stock coincident to the closing of an initial public offering, the Company will execute a new warrant to the holder, with terms similar to the original Series B warrant, to purchase 790,760 shares of the Company's Common Stock at an exercise price of $5.58 per share in lieu of Series B Preferred Stock.

     In December 1998, the Company issued 100,000 shares of Series C Non-Cumulative Convertible Preferred Stock (Series C Preferred Stock). The Series C Preferred Stock is convertible at any time at the option of the holder into common stock at the rate of 10.1626 shares of common stock for each share of Series C Preferred Stock. Preferred voting rights are one vote for each share of common stock into which the preferred shares may be converted. The Series C Preferred Stock will be automatically converted to 1,016,260 shares of common stock as well as 100,000 shares of Series D Redeemable

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10-STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock upon the closing of an initial public offering with a price per share in excess of $12.50 and aggregate gross proceeds of $10,000,000.

     In connection with the issuance of Series C Preferred Stock, the holder was granted a seven-year warrant to purchase an aggregate of 133,333 shares of common stock at $15 per share. The warrant cannot be exercised until December 10, 2001. Additionally, the warrant will no longer be exercisable upon an initial public offering. A fair value of $14,000 was assigned to this warrant at the time of purchase.

     On October 14, 1997, the Company filed a Certificate of Amendment to the Certificate of Incorporation which increased total authorized common stock to 50,000,000 shares, $.01 par value, and total authorized preferred stock to 502,500 shares, $.01 par value.

     The Company grants options to key employees to purchase its common stock, generally at fair market value as of the date of grant, based upon valuations obtained contemporaneously from an independent appraiser. Such valuations have been obtained by the Company, primarily on a quarterly basis, since June 30, 1995. Options generally vest over a 3 to 5 year period and expire after 10 years from the date of grant.

     In October 1997, the Board of Directors and stockholders approved a new stock option plan, the 1997 Stock Option Plan (the "Plan"), under which options may be granted to employees of the Company. The Plan permits the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and nonqualified stock options, which do not so qualify. In 1999, the Board of Directors amended the plan, which increased the amount of shares authorized under the plan by 1,000,000 shares. Additionally, the Board of Directors has authorized the Company to increase the number of shares available for issuance under the plan by an amount equal to five percent of the total number of shares of common stock issued by the Company during the preceding fiscal year. As of September 30, 1998 and 1999, the Company has authorized and reserved 833,333 and 1,833,333 shares, respectively, of common stock for issuance under the Plan; and, options available for grant under the Plan were 523,333 and 1,283,065 shares, respectively.

     During fiscal 1997 and 1998, approximately 203,333 and 160,000 options, respectively, were granted to employees at an amount which was less than the fair market value as of the grant date. Accordingly, the Company recorded unamortized deferred compensation expense for such options which vest over a 3 to 5 year period. Compensation expense is being amortized over the vesting period and unamortized compensation expense has been recorded as a reduction in stockholders' equity. During fiscal 1997, 1998 and 1999, compensation expense recognized in the statements of operations approximated $7,000, $111,000 and $105,000, respectively.

     Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for its employee stock plans in accordance with the provisions of APB Opinion No. 25 which requires compensation costs to be recognized based on the intrinsic value of options at the grant date. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal years 1997, 1998 and 1999

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10-STOCKHOLDERS' EQUITY (CONTINUED)

consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been the following (in thousands, except per share amounts):

                                                    1997       1998       1999
                                                    ----       ----       ----
Net income (loss):
          As reported.........................     $2,045      $264       $1,571
          Pro forma...........................     $1,954      $(12)      $1,276
Basic earnings per share:
          As reported.........................      $2.67      $0.26       $1.01
          Pro forma...........................      $2.55    $(0.01)       $0.82
Diluted earnings per share:
          As reported.........................      $0.29     $0.04        $0.18
          Pro forma...........................      $0.28     $0.00        $0.15

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (minimum value method) with the weighted average assumptions of risk free interest rates (based on anticipated length of time until exercise) ranging from 4.24% to 5.65% and expected lives of 3 to 5 years.

     A summary of the status of the Company's stock option plan for the three years ended September 30, 1999 is as follows:

                                                   Number of    Weighted-average
                                                    Shares       Exerise Price
                                                    ------       -------------
Outstanding at October 1, 1996........             1,585,040         $1.32
      Granted ........................               406,600         $4.76
      Canceled .......................              (118,000)        $1.86
      Exercised ......................              (120,200)        $0.74
Outstanding at September 30, 1997.....             1,753,440         $2.12
      Granted ........................               427,667         $7.80
      Canceled .......................              (205,995)        $9.08
      Exercised ......................              (199,338)        $0.84
Outstanding at September 30, 1998.....             1,775,774         $2.82
      Assumed in acquisition..........               286,228         $6.00
      Granted.........................               311,669         $7.12
      Cancelled.......................              (116,257)        $6.28
      Exercised.......................               (23,374)        $3.15
Outstanding at September 30, 1999.....             2,234,040         $3.62

     The weighted average fair value of options granted during fiscal 1997 and 1998 was $1.94. The weighted-average fair value of options granted during fiscal 1999 was $1.58.

     The weighted-average exercise price of options granted to employees during 1997 and 1998 at an amount which was less than fair market value was $5.30 and $5.73, respectively. The weighted-average fair value of such options granted in 1997 and 1998 was $2.67 and $2.37, respectively.

     During 1999, 57,333 options were issued at a weighted average exercise price of $6.00 which was higher than fair market value at the date of grant.

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10-STOCKHOLDERS' EQUITY (CONTINUED)

     A summary of the options outstanding and exercisable as of September 30, 1999 is as follows:

                     Options Outstanding                    Options Exercisable
--------------------------------------------------------   ---------------------
                                   Weighted      Weighted               Weighted
                                    Average      Average                Average
                    Number of      Remaining     Exercise  Number of    Exercise
Range of Exercise    Options      Contractual   Price Per   Options    Price Per
Prices Per Share   Outstanding   Life in Years    Share   Outstanding    Share
----------------   -----------   -------------    -----   -----------    -----
$0.63-$ 1.25          840,507        2.3          $0.66     840,507     $0.66
$3.00-$ 4.17          488,624        5.8          $3.59     387,291     $3.57
$4.85-$12.00          904,909        7.5          $6.39     255,671     $6.05
$0.63- 12.00        2,234,040        5.2          $3.62   1,483,469     $2.35

NOTE 11-EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares actually outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table illustrates the calculation of both basic and diluted EPS for the years ended September 30, 1997, 1998 and 1999 (in thousands):

                                                                    1997       1998     1999
                                                                    ----       ----     ----
BASIC EARNINGS PER SHARE
Net income available to common shareholders .....................   $2,045   $  264   $1,571
Weighted average number of common shares ........................      765    1,021    1,561
                                                                       ---    -----    -----
Basic earnings per share ........................................   $ 2.67   $ 0.26   $ 1.01
                                                                    ======   ======   ======

DILUTED EARNINGS PER SHARE
Net income available to common shareholders .....................   $2,045   $  264   $1,571
                                                                    ======   ======   ======

Weighted average number of common shares                               765    1,021    1,561
Common equivalent shares related to stock options and convertible
     preferred stock.............................................    6,227    6,049    7,028
                                                                     -----    -----    -----
Weighted average common and common equivalent shares ............    6,992    7,070    8,589
                                                                     =====    =====    =====
Diluted earnings per share ......................................   $ 0.29   $ 0.04   $ 0.18
                                                                    ======   ======   ======

     Certain antidilutive outstanding options and warrants were excluded from the computation of diluted EPS since their exercise prices exceed the average market price of the common shares during the period. The antidilutive stock options and warrants so excluded at the end of September 30, 1997, 1998 and 1999 and their associated exercise prices are summarized below. The options and warrants expire at various times between 2002 and 2008.

                                           1997          1998          1999
                                           ----          ----          ----
Number of options and warrants .....      815,333        836,000        396,070
Exercise price .....................  $5.58-$5.73   $5.58-$12.00   $6.45-$18.00

                                    CVC, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12-TRANSACTIONS WITH RELATED PARTIES

     At September 30, 1998, the Company had borrowings of $1,500,000 from a company whose president is a director and shareholder of the Company (Note 6).

     Seagate Technology (Seagate), which provides products for storage, retrieval, and management of data on computer and data communications systems, is the Company's largest customer and a significant stockholder. Revenues, cost of goods sold, accounts receivable and unearned revenue associated with transactions between the Company and Seagate are reported as related party in the consolidated statements of operations and balance sheets. Management believes the selling prices and sales terms of such transactions are substantially consistent with those for unrelated third parties.

     During 1999, the Company's President and Chief Executive Officer, who is also a shareholder, was elected to the Board of Directors of the Company's principal lender, M&T Bank.

NOTE 13-SEGMENT DATA, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company adopted the provisions of SFAS No. 131, "Disclosures About Segments and Related Information," effective October 1, 1998. In connection with the adoption of SFAS 131, the Company determined that it operates in one business segment.

     For the year ended September 30, 1997, sales to the Company's two largest customers comprised 47% and 11% of revenues, respectively. For the year ended September 30, 1998, sales to the Company's three largest customers comprised 31%, 16% and 11% of revenues, respectively. For the year ended September 30, 1999, sales to the Company's three largest customers comprised 34%, 18% and 14% of revenues, respectively.

     Export sales to customers (including related party sales) outside the United States represents 31%, 38% and 53% of the Company's revenues for the fiscal years ended September 30, 1997, 1998 and 1999, respectively. Total sales were made to the following geographic regions:

                                                Nothern
                                  Usa           Ireland          Japan            Other            Total
                                  ---           --------          -----            -----            -----
1997...................        $43,126,000       5,409,000        9,767,000       4,286,000       $62,588,000
1998...................         42,284,000      13,194,000        9,075,000       3,620,000       $68,173,000
1999...................         39,130,000      11,672,000       20,505,000      11,608,000       $82,915,000


NOTE 14-COMMITMENTS

     The Company leases various equipment and facilities under operating lease agreements. Rental expense under operating lease agreements was approximately $289,000, $774,000 and $1,318,000 in fiscal years 1997, 1998 and
1999, respectively. The future minimum lease payments under non-cancelable lease agreements are $1,430,000 in 2000, $1,028,000 in 2001, $201,000 in 2002 and
$25,000 in 2003 and $4,000 in 2004.

NOTE 15-WRITE-OFF OF DEFERRED CHARGES

     During fiscal 1998, the Company incurred costs related to a potential initial public offering. These costs were accounted for as a deferred asset with the intent of deducting such amounts from contributed equity upon receipt of the proceeds from the initial public offering. During the fourth quarter of fiscal 1998, the Company determined to suspend efforts to complete the public offering and, accordingly, these costs were charged against current period earnings.

NOTE 16-SUBSEQUENT EVENT

     In October 1999, the Company's Series C Preferred Stock, Series B
Preferred Stock, Series A Preferred Stock, and Common Stock shareholders approved an amendment to the Amended and Restated Certificate of Incorporation which provides for a 2-for-3 reverse stock split (Note 1) as well as the elimination of the $12.50 price per share requirement for the automatic conversion of Series C Preferred Stock, Series B Preferred Stock, and Series A Preferred Stock into common stock upon the closing of an initial public offering.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Commonwealth Scientific Corporation:

     We have audited the accompanying balance sheets of Commonwealth
Scientific Corporation (the "Company," a Virginia corporation), a wholly owned subsidiary of CVC, Inc. (the "Parent," a Delaware corporation), as of March 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Scientific Corporation as of March 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Vienna, Virginia
May 17, 1999


                                             COMMONWEALTH SCIENTIFIC CORPORATION

                                                         BALANCE SHEETS


                                                                                                                  MARCH 31,
                                                                                                                  ---------
                                                                                                            1998             1999
                                                                                                            ----             ----
                                             Assets
Current assets:
Cash and cash equivalents......................................................................           $378,920          $326,623
Accounts receivable, net of allowance for doubtful accounts of $233,000 and $300,000 at                  5,556,183         3,160,366
     March 31, 1998 and 1999, respectively
Inventories....................................................................................         15,601,983        13,837,715
Prepaid expenses and other current assets......................................................            206,630           134,410
Income taxes receivable........................................................................                  -           732,905
Deferred income taxes..........................................................................            456,188           539,070
                                                                                                           -------           -------
        Total current assets...................................................................         22,199,904        18,731,089
                                                                                                        ----------        ----------
Property and equipment, at cost:
Land...........................................................................................            703,900           703,900
Building and improvements......................................................................            839,153           882,025
Leasehold improvements.........................................................................            476,489           623,896
Manufacturing and test equipment...............................................................          5,191,647         6,332,468
Office furniture and fixtures..................................................................            480,691           496,417
                                                                                                           -------           -------
                                                                                                         7,691,880         9,038,706
Less-Accumulated depreciation and amortization.................................................        (3,503,079)       (4,147,289)
                                                                                                       ----------        ----------
        Net property and equipment.............................................................          4,188,801         4,891,417
                                                                                                         ---------         ---------
Other assets...................................................................................             67,497            55,631
                                                                                                            ------            ------
        Total assets...........................................................................        $26,456,202       $23,678,137
                                                                                                       ===========       ===========

                              The accompanying notes are an integral part of these balance sheets.

                                                  COMMONWEALTH SCIENTIFIC CORPORATION

                                                            BALANCE SHEETS
                                                                                                                   MARCH 31,
                                                                                                                   ---------
                                                                                                            1998             1999
                                                                                                            ----             ----
                              Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable..........................................................................         $4,387,666        $4,197,963
     Accrued expenses..........................................................................          2,209,071         3,632,967
     Lines of credit...........................................................................          2,584,574         3,393,173
     Current portion of long-term obligations..................................................            308,788           551,540
     Deposits on sales contracts...............................................................          6,109,603         2,796,684
                                                                                                         ---------         ---------
        Total current liabilities..............................................................         15,599,702        14,572,327
Long-term obligationS, net of current portion..................................................          1,677,718         2,067,830
Deferred income tax liability..................................................................            202,620           221,117
                                                                                                           -------           -------
        Total liabilities......................................................................         17,480,040        16,861,274
                                                                                                        ----------        ----------
Commitments and contingencies (Note 8)
Stockholders' equity:
     Common stock, $1 par value; 10,000,000 shares authorized, 333,180 and 336,680 shares
          issued at March 31, 1998 and 1999, respectively......................................            333,180           336,680
     Additional paid-in capital................................................................            751,320           782,820
     Retained earnings.........................................................................          7,902,662         5,708,363
     Treasury stock; 6,900 shares at cost......................................................           (11,000)          (11,000)
                     -----                                                                                -------           -------
        Total stockholders' equity.............................................................          8,976,162         6,816,863
                                                                                                         ---------         ---------
        Total liabilities and stockholders' equity.............................................        $26,456,202       $23,678,137
                                                                                                       ===========       ===========

                                    The accompanying notes are an integral part of these balance sheets.


                                                  COMMONWEALTH SCIENTIFIC CORPORATION

                                                       STATEMENTS OF OPERATIONS


                                                                         YEARS ENDED MARCH 31,
                                                                         ---------------------
                                                      1997                      1998                        1999
                                                      ----                      ----                        ----
Net sales .......................               $ 35,366,323                $ 33,982,554                $ 43,597,852
Cost of sales ...................                (23,445,963)                (23,344,034)                (34,473,248)
                                                 -----------                 -----------                 -----------
        Gross profit ............                 11,920,360                  10,638,520                   9,124,604
                                                  ----------                  ----------                   ---------
Operating expenses:
   Research and development .....                  3,645,520                   3,746,433                   4,005,021
   Selling and marketing ........                  2,376,572                   3,013,517                   3,408,480
   General and administrative ...                  1,447,319                   1,635,329                   2,072,667
   Commissions ..................                  1,558,193                   1,509,848                   1,992,786
                                                   ---------                   ---------                   ---------
        Total operating expenses                   9,027,604                   9,905,127                  11,478,954
                                                   ---------                   ---------                  ----------
Income (loss) from operations ...                  2,892,756                     733,393                  (2,354,350)
Interest expense, net ...........                   (163,470)                   (239,036)                   (425,949)
                                                    --------                    --------                    --------
Income (loss) before income taxes                  2,729,286                     494,357                  (2,780,299)
Income tax (provision) benefit ..                   (911,000)                   (151,000)                    586,000
                                                    --------                    --------                     -------
Net income (loss) ...............               $  1,818,286                $    343,357                $ (2,194,299)
                                                ============                ============                ============


                              The accompanying notes are an integral part of these statements.

                                                  COMMONWEALTH SCIENTIFIC CORPORATION

                                                  STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Additional
                                                                       Paid-In          Retained         Treasury
                                                   Common Stock        Capital          Earnings          Stock              Total
                                                   ------------      ----------         --------         --------            -----
Balance, March 31, 1996...................             $318,880        $614,900         $5,741,019      $(10,600)         $6,664,199
     Exercise of stock options............                4,000          43,720                  -              -             47,720
     Net income...........................                    -               -          1,818,286              -          1,818,286
                                                                                         ---------                         ---------
Balance, March 31, 1997...................              322,880         658,620          7,559,305       (10,600)          8,530,205
     Exercise of stock options............               10,300          92,700                  -              -            103,000
     Purchase of treasury stock...........                    -               -                  -          (400)              (400)
     Net income...........................                    -               -            343,357              -            343,357
                                                                                           -------                           -------
Balance, March 31, 1998...................              333,180         751,320          7,902,662       (11,000)          8,976,162
     Exercise of stock options............                3,500          31,500                  -              -             35,000
     Net loss.............................                    -               -        (2,194,299)              -        (2,194,299)
                                                                                       ----------                        ----------
Balance, March 31, 1999...................             $336,680        $782,820         $5,708,363      $(11,000)         $6,816,863
                                                       ========        ========         ==========      ========          ==========

                                    The accompanying notes are an integral part of these statements.

                                                  COMMONWEALTH SCIENTIFIC CORPORATION

                                                       STATEMENTS OF CASH FLOWS


                                                                                               Years Emded March 31,
                                                                                               ---------------------
                                                                                        1997             1998               1999
                                                                                        ----             ----               ----
Cash flows from operating activities:
     Net (loss) income.......................................................        $1,818,286          $343,357       $(2,194,299)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities-
      Depreciation and amortization..........................................           620,589           930,211          1,249,908
      (Gain) loss on disposal of equipment...................................             8,912             7,179          (148,229)
      Changes in assets and liabilities:
        Accounts receivable..................................................       (1,215,469)         (672,405)          2,395,817
        Inventories..........................................................           538,938       (5,417,308)          1,764,268
        Prepaid expenses and other current assets............................            38,564          (83,214)             72,220
        Income taxes receivable/payable......................................                 -         (217,443)          (732,905)
        Deferred income taxes................................................          (81,337)          (30,506)           (64,385)
        Other assets.........................................................                 -                 -             11,866
        Accounts payable and accrued expenses................................           761,920           870,127          1,234,193
        Income tax payable...................................................         (225,416)                 -                  -
        Deposits on sales contracts..........................................         (450,043)         2,988,206        (3,312,919)
                                                                                      --------          ---------        ----------
           Net cash provided by (used in) operating activities...............         1,814,944       (1,281,796)            275,535
                                                                                      ---------       ----------             -------
Cash flows from investing activities:
     Purchases of property and equipment.....................................       (2,004,735)       (1,147,768)        (1,952,524)
     Proceeds from disposal of equipment.....................................                 -                 -            148,229
                                                                                                                             -------
           Net cash used in investing activities.............................       (2,004,735)       (1,147,768)        (1,804,295)
                                                                                    ----------        ----------         ----------
Cash flows from financing activities:
     Borrowings on line of credit............................................         4,256,574         6,854,568         13,878,298
     Payments on lines of credit.............................................       (4,080,865)       (5,122,408)       (13,069,699)
     Borrowings on long-term obligations.....................................            20,000         1,012,000          1,082,140
     Payments on long-term obligations.......................................         (248,512)         (290,237)          (449,276)
     Exercise of stock options...............................................            47,720           103,000             35,000
     Purchase of treasury stock..............................................                 -             (400)                  -
                                                                                                            ----
           Net cash (used in) provided by financing activities...............           (5,083)         2,556,523          1,476,463
                                                                                        ------          ---------          ---------

Net (decrease) increase in cash and cash equivalents.........................         (194,874)           126,959           (52,297)
Cash and cash equivalents, beginning of year.................................           446,835           251,961            378,920
                                                                                        -------           -------            -------
Cash and cash equivalents, end of year.......................................          $251,961          $378,920           $326,623
                                                                                       ========          ========           ========
Supplemental disclosures of cash flow information:
Cash paid during the year for-
      Interest...............................................................          $136,650          $186,245           $355,654
                                                                                       ========          ========           ========
      Income taxes...........................................................        $1,217,747          $406,360           $205,875
                                                                                     ==========          ========           ========

                                 The accompanying notes are an integral part of these statements.

                       COMMONWEALTH SCIENTIFIC CORPORATION

               NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

     Commonwealth Scientific Corporation (the "Company"), a wholly owned subsidiary of CVC, Inc. (the "Parent"), is engaged in the development, production, sale, service, and repair of precision equipment for the purpose of etching or deposition at submicron levels by means of ion beam technology. The Company was acquired by CVC, Inc., on May 10, 1999 (see Note 13). The Parent is committed to the necessary support of the operations and capital requirements of the Company.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the adequacy of reserves for doubtful accounts, obsolete and excess inventories, and customer warranty obligations. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue  is  recognized  when  all  significant   risks  of  ownership  are
transferred and all significant related acts of performance are completed, which is generally upon shipment of products.

SIGNIFICANT CUSTOMER

     During fiscal year 1997, 28, 14, and 11 percent of net sales were derived from three customers. In fiscal year 1999, the Company had one customer who accounted for 32 percent of net sales. No other customer accounted for more than 10 percent of net sales.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are provided using the straight-line method for financial reporting purposes over the following estimated useful lives:

Building and improvements .............................          5 to 31.5 years
Manufacturing and test equipment ......................          5 years
Office furniture and fixtures .........................          5 to 7 years

     Repair and maintenance costs are charged to expense when incurred. Renewals and betterments that significantly increase the useful life of the related asset are capitalized. Leasehold improvements are amortized over the expected useful life or the lease term, whichever is shorter.

     The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, "during 1996. As of March 31, 1999, management determined there had been no impairment of long-lived assets as defined by SFAS No. 121.

                       COMMONWEALTH SCIENTIFIC CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     The Company's anticipated gross revenues, the remaining estimated lives of tangible assets, or both could be reduced significantly in the near term due to changes in technology, available financing, or competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets could be reduced materially in the near term.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are recognized as expenses in the period incurred.

WARRANTY SERVICES

     The Company recognizes the estimated cost of warranty obligations at the time the related products are sold. A one-year warranty on materials and workmanship is offered on products sold.

DEPOSITS ON SALES CONTRACTS

     The  Company   negotiates   progress  payments  on  projects  that  require
significant engineering development and/or several months to complete.

CASH AND CASH EQUIVALENTS

     For financial reporting purposes, the Company considers demand deposits and all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. As of March 31, 1998 and 1999, cash equivalents consisted principally of investments in overnight reverse repurchase agreements and commercial paper. The Company maintains bank accounts with federally insured financial institutions. At times, balances may exceed insured limits.

2. INVENTORIES:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Work in progress and finished goods include provisions for direct labor and manufacturing overhead. Inventories were composed of the following as of March 31, 1998 and 1999:

                                                    1998                1999
Raw materials ........................        $  7,006,170         $  7,247,963
Work in progress .....................           8,062,980            6,666,877
Finished goods .......................           1,035,053              852,875
                                                 ---------              -------
                                                16,104,203           14,767,715
Less-Inventory reserve ...............            (502,220)            (930,000)
                                                  --------             --------
                                              $ 15,601,983         $ 13,837,715
                                              ============         ============

     The Company's products are subject to technological change and changes in the Company's competitive market. Management has provided reserves for excess and obsolete inventories. It is possible that new product launches could result in unforeseen changes in inventory requirements for which no reserve has been provided.

                       COMMONWEALTH SCIENTIFIC CORPORATION

         NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 1999 (CONTINUED)

3. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

                                                         1998             1999
                                                         ----             ----
Commissions payable ..........................       $  540,162       $  914,872
Vacation accrual .............................          406,674          420,683
Installation and warranty accrual ............          280,000          895,019
Accrued payroll ..............................          462,416          373,397
Other ........................................          519,819        1,028,996
                                                        -------        ---------
      Total ..................................       $2,209,071       $3,632,967
                                                     ==========       ==========

4. LINES OF CREDIT:

     The Company has a bank line of credit, subject to annual approval, which provides for borrowings up to the lesser of $1,800,000 or an amount equal to 70 percent of eligible accounts receivable that have been outstanding not more than 90 days. Amounts borrowed under the line are payable on demand. Interest accrues at the bank's prime rate plus 0.5 percent (8.25 percent at March 31, 1999) and is payable monthly. The amount borrowed on the line of credit was approximately $1,385,000 and $693,000 at March 31, 1998 and 1999, respectively.

     The Company has two bank lines of credit for inventory that provide for borrowings up to $3,500,000. Amounts borrowed under these lines of credit are payable on due dates between June 2001 and January 2002. Interest accrues at the bank's prime rate plus 1.0 percent (8.75 percent at March 31, 1999) and is payable monthly. The amount borrowed on the line of credit was $1,200,000 and $2,700,000 at March 31, 1998 and 1999, respectively.

     All lines of credit discussed above are collateralized by the same assets as the notes payable to a bank discussed in Note 5. One of the inventory lines of credit is personally guaranteed by the president of the Company in an amount up to $2,000,000. The remaining amounts outstanding under the lines of credit, together with the long-term obligations described below, are guaranteed by the president of the Company in an amount up to $1,000,000. As further described in
Note 13, all amounts outstanding under these lines of credit were paid in full subsequent to March 31, 1999.

                       COMMONWEALTH SCIENTIFIC CORPORATION

         NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 1999 (CONTINUED)

5. LONG-TERM OBLIGATIONS:

     Long-term obligations as of March 31, 1998 and 1999, are summarized as follows:

                                                                                                            1998            1999
                                                                                                            ----            ----
Equipment loan payable to a bank, bearing interest at the bank's prime rate plus 0.5% (8.25% at
     March 31, 1999). Principal payments of $24,764 plus interest are payable monthly. The note
     matures in October 2004......................................................................        $1,956,369      $1,659,199
Equipment loan payable to a bank, bearing interest at the bank's prime rate plus 0.5% (8.25% at
     March 31, 1999). Principal payments of $11,917 plus interest are payable monthly. The note
     matures in November 2003.....................................................................                 -         638,333
Automobile loan payable to a bank, bearing interest at the bank's prime rate plus 0.5% (8.25% at
     March 31, 1999). Principal payments of $417 plus interest are payable monthly. The note
     matures in December 2000.....................................................................            13,750           8,751
Future minimum payments under capital leases, payable through March 2002..........................            18,535         355,105
                                                                    -----                                     ------         -------
                                                                                                           1,988,654       2,661,388
Less-Interest included in capital lease payments..................................................           (2,148)        (42,018)
                                                                                                             ------         -------
      Total.......................................................................................         1,986,506       2,619,370
Less-Current portion..............................................................................         (308,788)       (551,540)
                                                                                                           --------        --------
                                                                                                          $1,677,718      $2,067,830
                                                                                                          ==========      ==========

     The bank notes and lines of credit are secured by all the Company's present and future fixtures, equipment, supplies, inventory, work in progress, accounts receivable and contract rights, and a first lien deed of trust on the Company's real property and improvements. These borrowings are personally guaranteed by the president of the Company in an amount up to $1,000,000 pursuant to the guarantee on the lines of credit described in Note 4. According to the terms of the loan agreements, the Company must satisfy various covenants, including a debt to equity ratio of less than 2 to 1, a current ratio of greater than 1 to 1, a net worth of at least $7,500,000, and debt service coverage of greater than 1 to 1 among other restrictions. The Company was not in compliance with the tangible net worth and debt service coverage ratios, consignments, sale and transfer of assets, and capital expenditure and lease obligation covenants as of March 31, 1999. The Company received a waiver from the bank for these covenant violations in April 1999.

     Future minimum principal payments under long-term obligations are as follows:

                                                                     Year Ending
                                                                      March 31,
                                                                      ---------
2000 ................................................                 $  551,540
2001 ................................................                    553,422
2002 ................................................                    537,386
2003 ................................................                    440,170
2004 ................................................                    363,503
Thereafter ..........................................                    173,349
                                                                         -------
                                                                      $2,619,370
                                                                      ==========

                       COMMONWEALTH SCIENTIFIC CORPORATION

         NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 1999 (CONTINUED)

5. LONG-TERM OBLIGATIONS: (CONTINUED)

     As further described in Note 13, all amounts due under these bank loans were paid in full subsequent to March 31, 1999.

6. STOCK AND STOCK OPTIONS:

     During fiscal year 1985, the Company's stockholders approved a stock option plan (the "Stock Option Plan") for key employees, officers, and directors of the Company for 100,000 shares of stock, of which 76,150 shares were granted as of March 31, 1999. The Company's stock option plan expired in fiscal year 1994. The options outstanding under the Stock Option Plan are fully vested two years after the grant date and are exercisable for three years.

     Options issued after fiscal year 1994 but prior to March 1999 were issued after the expiration of the Stock Option Plan and are classified as nonqualified for tax purposes. The terms and conditions of these options are identical to those options issued under the Stock Option Plan described above.

     The options issued in March 1999 were also issued after the expiration of the Stock Option Plan and are also classified as nonqualified for tax purposes. These options vest immediately and are exercisable for five years.

     The following table summarizes the Company's stock option activity for each of the three years in the period ended March 31, 1999:

                                                 Number of            Weighted-average                 Price
                                                  Shares              Exercise Price                 Per Share
                                                  ------              --------------                 ---------
Options outstanding at March 31, 1996......     54,250                       $12.13                  $10.00-$15.00
 Granted ..................                       --                             --                       --
 Canceled/expired/forfeited                     (8,000)                       10.85                      10.85
 Exercised ................                     (4,000)                       11.93                      11.93
                                                ------                        -----                      -----
Options outstanding at March 31, 1997......     42,250                        12.40                  10.00- 15.00
 Granted ..................                       --                             --                       --
 Canceled/expired/forfeited                     (9,700)                       10.77                 10.00- 15.00
 Exercised ................                    (10,300)                       10.00                      10.00
                                               -------                        -----                      -----
Options outstanding at March 31, 1998......     22,250                        14.21                 10.00- 15.00
 Granted ..................                     59,254                        27.28                 26.00- 28.00
 Canceled/expired/forfeited                     (7,050)                       25.79                 15.00- 28.00
 Exercised ................                     (3,500)                       10.00                      10.00
                                                ------                        -----                      -----
Options outstanding at March 31, 1999......     70,954                       $24.18                 $10.00-$28.00
                                                ======                       ======                  ============


     As of March 31, 1998 and 1999, 22,250 and 42,354 options, respectively, are exercisable. The weighted-average remaining life for options outstanding at March 31, 1999, was approximately four years.

     The Financial Accounting Standards Board ("FASB") Statement of
Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.

                       COMMONWEALTH SCIENTIFIC CORPORATION

6. STOCK AND STOCK OPTIONS:  (CONTINUED)

     SFAS No. 123 allows an entity to continue to use the intrinsic value method as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and management has elected to do so. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Accordingly, net (loss) income would be as follows for each of the three years in the period ended March 31, 1999:

Year                                      As Reported               Pro Forma
Ended                                   Net (Loss) Income      Net (Loss) Income
-----                                   -----------------      -----------------
1997 .........................             $ 1,818,286                1,811,114
1998 .........................                 343,357                  340,489
1999 .........................              (2,194,299)             $(2,439,258)

     The fair value of each option is estimated using the Black Scholes option pricing model with the following assumption used for grants: no dividend yield, no volatility, risk-free interest rate of 5.5 percent, and expected life of 5 years.

7. INCOME TAXES:

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires the determination of deferred tax liabilities and assets based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that based on available evidence it is more likely than not that they will be realized.

     The (benefit) provision for income taxes consists of the following:

                                                                        1997          1998           1999
                                                                        ----          ----           ----
   CURRENT:
      Federal..................................................       $933,000      $190,000      $(500,000)
      State....................................................        148,000        30,000        (57,000)
                                                                       -------        ------        -------
                                                                     1,081,000       220,000       (557,000)
   LESS-GENERAL BUSINESS INCOME TAX CREDITS....................      (116,000)      (58,000)               -
                                                                      --------       -------
                                                                       965,000       162,000       (557,000)
                                                                       -------       -------       --------
   DEFERRED:
      Federal..................................................       (46,000)       (9,000)        (26,000)
      State....................................................        (8,000)       (2,000)         (3,000)
                                                                       ------        ------          ------
                                                                      (54,000)      (11,000)        (29,000)
                                                                      -------       -------         -------
   (BENEFIT) PROVISION FOR INCOME TAXES........................       $911,000      $151,000      $(586,000)
                                                                      ========      ========      =========

                       COMMONWEALTH SCIENTIFIC CORPORATION

         NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 1999 (CONTINUED)

7. INCOME TAXES: (CONTINUED)

     The components of the net deferred tax assets are as follows:

                                                        1998            1999
                                                        ----            ----
Deferred tax assets:
   Warranty reserves .........................       $ 104,000        $ 305,000
   Obsolescence reserves .....................         186,000          344,000
   Bad-debt reserves .........................          86,000          111,000
   Commission accrual ........................            --            162,000
   Vacation accrual ..........................         125,000          104,000
   Other .....................................          55,000           31,000
   Valuation allowance .......................        (100,000)        (518,000)
                                                      --------         --------
Gross deferred tax assets ....................         456,000          539,000
Deferred tax liabilities:
   Depreciation and amortization .............         202,000          221,000
                                                       -------          -------
Net deferred tax assets ......................       $ 254,000        $ 318,000
                                                     =========        =========

     A reconciliation of the statutory income tax rate to the effective tax rate included in the statements of operations is as follows:

                                                                      YEAR ENDED MARCH 31,
                                                                     -----------------------
                                                             1997           1998            1999
                                                             ----           ----            ----

Income (Loss) before income tax ........................   $ 2,729,286     $ 494,357     $(2,780,299)
Tax rate ...............................................            34%           34%             34%
                                                                    --            --              --
Income tax expense (benefit) at statutory rate .........       927,957       168,081        (945,302)
Increases (decreases) in tax resulting from:
   State income taxes, net of Federal income tax benefit        97,514        19,920         (37,620)
   Other ...............................................      (114,471)      (37,001)        (21,078)
   Change in valuation allowance                                    --            --         418,000
                                                                                             -------
Actual tax expense (benefit) ...........................   $   911,000     $ 151,000     $  (586,000)
                                                           ===========     =========     ===========
Effective tax rate                                                33.4%         30.5%           21.1%
                                                                  ====          ====            ====

8. COMMITMENTS AND CONTINGENCIES:

LEASES

     In addition to the equipment under capital leases discussed in Note 5, the Company has rental agreements for certain other real property and equipment expiring at various dates through January 2002.

                       COMMONWEALTH SCIENTIFIC CORPORATION

         NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 1999 (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

The Company has the option to purchase the equipment at termination of the lease for$1. The Company incurred approximately $398,000 and $624,697 in rent expense in fiscal years 1998 and 1999, respectively. Future minimum lease and rental commitments are as follows:

2000 ................................................                   $537,310
2001 ................................................                    242,154
2002 ................................................                    153,762
----                                                                     -------
                                                                        $933,226

                                                                        ========

PURCHASE COMMITMENTS

     At March 31, 1999, the Company had contractual commitments to purchase approximately $780,000 of inventory to be delivered within six months of fiscal year end.

9. GEOGRAPHIC INFORMATION:

     The information below summarizes the Company's product sales, service, and other income for each of the fiscal years in the period ended March 31, 1999:

                                      1997             1998              1999
                                      ----             ----              ----
Domestic .................       $13,913,015       $15,624,769       $27,058,936
International ............        21,453,308        18,357,785        16,538,916
                                  ----------        ----------        ----------
                                 $35,366,323       $33,982,554       $43,597,852
                                 ===========       ===========       ===========


10. RELATED PARTY:

     During 1998 and 1999, a company owned by a former officer of the Company performed research and development activities on the Company's behalf. In addition, the officer received royalties on sales of certain of the Company's products. During fiscal years 1998 and 1999, the Company paid approximately $656,000 and $894,000, respectively, under that arrangement.

11. EMPLOYEE BENEFIT PLAN:

     The Company established an employee contribution plan (the "Benefit Plan"), effective January 1, 1987, under Section 401(k) of the Internal Revenue Code. Any employee who has attained age 21 and has completed one year of service with the Company is eligible to participate. Each participant may contribute amounts to the Benefit Plan, subject to limits by the Internal Revenue Service, in pretax contributions ranging from 1 to 15 percent of base salary. The Company will match 50 percent of each participant's contribution up to $500 per year. At the end of each fiscal year, the Company may contribute a percentage of its profits to the Benefit Plan. The Company made discretionary contributions of $50,000 and $0 to the Benefit Plan for the years ended March 31, 1998 and 1999, respectively.

                       COMMONWEALTH SCIENTIFIC CORPORATION

         NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 1999 (CONTINUED)

12. THE YEAR 2000 ISSUE:

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting an entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

13. SUBSEQUENT EVENTS:

     On May 10, 1999, CVC, Inc., acquired all the outstanding common stock of the Company. As consideration, CVC, Inc., gave to each holder of Company stock 6.03601 shares of its common stock for each share of Company common stock held, subject to certain adjustments described below. The merger agreement between CVC, Inc., CVC Acquisition Corp., Commonwealth Scientific Corporation, and Certain Stockholders Thereof, dated April 1, 1999, provides for 975,000 shares to be held in escrow pending determination of the final purchase price. As of May 10, the Company adopted CVC, Inc.'s year-end of September 30, 1999. The final purchase price is dependent upon a number of representations and warranties, including minimum net worth requirements and tax and environmental liability considerations.

     In May 1999, CVC, Inc., repaid the entire balance (approximately $5,700,000 of principal and accrued interest) due under the Company's lines of credit, as well as the long-term equipment and automobile loans payable to the Company's bank. No further obligations exist under these debt instruments.

     On April 1, 1999, the Company converted approximately $1.2 million in accounts payable due to a creditor to an unsecured note payable, bearing interest at 8 percent per annum. Beginning May 15, 1999, principal and interest payments of $71,790 are payable monthly. Interest will accrue at a rate of 10 percent per annum in the event of the Company's failure to pay the amounts due within ten days of the due date. Monthly installments shall continue until the entire indebtedness is repaid; however, any remaining indebtedness, if not sooner paid, shall be due and payable on October 15, 2000.