Form 10-Q
period 1999-12-31
CVC INC
filed 2000-02-10
CIK 1047427

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q

                                   (MARK ONE)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

                               DELAWARE 16-1383279
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                                  525 LEE ROAD
                            ROCHESTER, NEW YORK 14626

               (Address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 458-2550


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes NO |X|

The number of shares outstanding of the registrant's common stock was 11,604,819 as of February 1, 2000.


                                    CVC, INC.

                                      INDEX

                                                                                  PAGE
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements:

          Condensed   Consolidated  Balance  Sheets  as  of  December  31,  1999
          (unaudited) and September 30, 1999 ...................................    3

          Condensed  Consolidated  Statements of Operations for the Three Months
          Ended December 31, 1999 and 1998 (unaudited) .........................    4

          Condensed  Consolidated  Statements of Cash Flows for the Three Months
          Ended December 31, 1999 and 1998 (unaudited) .........................    5

          Notes to Condensed  Consolidated  Financial  Statements  for the Three
          Months Ended December 31, 1999 (unaudited) ...........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................    8


Part II. Other Information

Item 1.  Legal Proceedings .....................................................   12

Item 2.  Change in Securities and Use of Proceeds ..............................   12

Item 3.  Defaults upon Senior Securities .......................................   12

Item 4.  Submission of Matters to a Vote of Security Holders ...................   12

Item 5.  Other Information .....................................................   12

Item 6.  Exhibits and Reports on Form 8-K ......................................   12

Signatures .....................................................................   13


                                   PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             CVC, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)

                                                                    AT DECEMBER 31,   AT SEPTEMBER 30,
                                                                         1999               1999
                                                                         ----               ----
                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .................................          $  4,171           $    434
  Accounts receivable-trade, less allowance for doubtful
  accounts of $1,471 and $887, respectively .................            18,870             21,559
  Inventories ...............................................            30,255             29,187
  Other current assets ......................................             3,836              4,215
                                                                       --------           --------
     Total current assets ...................................            57,132             55,395

  Property, plant and equipment, net ........................            19,089             19,374
  Other assets, net .........................................             1,057              1,148
                                                                       --------           --------
     Total assets ...........................................          $ 77,278           $ 75,917
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term debt          $  1,040           $ 13,217
  Accounts payable ..........................................             9,866             11,279
  Advances from customers ...................................             1,652              1,483
  Other current liabilities .................................             5,685              7,312
                                                                       --------           --------
     Total current liabilities ..............................            18,243             33,291

  Long-term debt ............................................             7,346              8,493
  Other liabilities .........................................             2,575              2,540
                                                                       --------           --------
     Total liabilities ......................................            28,164             44,324

Stockholders' equity:
  Preferred stock ...........................................                --             19,895
  Common stock ..............................................               116                 24
  Additional paid-in capital ................................            46,073              9,305
  Warrant ...................................................                --                 14
  Unamortized deferred compensation .........................              (110)              (135)
  Retained earnings .........................................             3,329              2,784
  Minimum pension liability .................................              (294)              (294)
                                                                       --------           --------
     Total stockholders' equity .............................            49,114             31,593
                                                                       --------           --------
     Total liabilities & stockholders' equity ...............          $ 77,278           $ 75,917
                                                                       ========           ========

                       See the notes to these condensed financial statements.


                                             CVC, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                          1999                1998
                                                                          ----                ----
                                                                                 (UNAUDITED)
Revenues ..................................................             $25,216             $14,655
Cost of goods sold ........................................              15,505               8,249
                                                                        -------             -------
Gross margin ..............................................               9,711               6,406

Operating expenses
  Research and development ................................               3,983               2,439
  Sales and marketing .....................................               2,972               1,930
  General and administrative ..............................               1,539                 812
                                                                        -------             -------
     Total operating expenses .............................               8,494               5,181

Income from operations ....................................               1,217               1,225
Interest and other expense, net ...........................                 277                 326
                                                                        -------             -------

Income before income taxes ................................                 940                 899
Income taxes ..............................................                 395                 419
                                                                        -------             -------

Net income ................................................             $   545             $   480
                                                                        =======             =======

Net income per share:
                           Basic ..........................             $  0.07             $  0.45
                                                                        =======             =======
                           Diluted ........................             $  0.05             $  0.07
                                                                        =======             =======

Weighted average shares:
                           Basic .........................                7,346               1,058

                           Diluted ........................              11,903               7,318


                       See the notes to these condensed financial statements.


                                                CVC, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                      1999        1998
                                                                                      ----        ----
                                                                                         (UNAUDITED)
Cash flows from operating activities:
        Net income ..............................................................   $    545    $    480

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................      1,311         788
   Changes in operating assets and liabilities -
      Accounts receivable .......................................................      2,689       2,851
      Inventories ...............................................................     (1,451)      1,035
      Other assets ..............................................................        379         413
      Accounts payable ..........................................................     (1,413)     (2,875)
      Advances from customers ...................................................        169         (98)
      Other liabilities .........................................................     (1,591)     (1,072)
                                                                                    --------    --------
        Total adjustments .......................................................         93       1,042
                                                                                    --------    --------
        Net cash provided by operating activities ...............................        638       1,522
                                                                                    --------    --------
Cash flows from investing activities:
   Capital expenditures .........................................................       (528)       (851)
                                                                                    --------    --------
        Net cash used by investing activities ...................................       (528)       (851)
                                                                                    --------    --------
Cash flows from financing activities:
   Net payments on line of credit ...............................................    (10,679)     (4,139)
   Payments on notes payable ....................................................       (891)        (71)
   Payments on long-term debt and capital lease obligations .....................     (1,754)       (309)
   Net proceeds from issuance of preferred stock and warrant ....................         --       9,844
   Redemption of preferred stock ................................................    (10,000)         --
   Net proceeds from issuance of common stock ...................................     26,951          --
                                                                                    --------    --------
        Net cash provided by financing activities ...............................      3,627       5,325
                                                                                    --------    --------
Net increase in cash and cash equivalents .......................................      3,737       5,996
Cash and cash equivalents, beginning of period ..................................        434         106
                                                                                    --------    --------
Cash and cash equivalents, end of period ........................................   $  4,171    $  6,102
                                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing transaction:
   Equipment capitalized from inventory .........................................   $    383    $  1,631
   Conversion of preferred stock to common stock ................................   $  9,834    $     --
Cash paid during the quarter for:
   Interest .....................................................................   $    238    $    283
   Income taxes .................................................................   $    647    $      3


                          See the notes to these condensed financial statements.

                                    CVC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements of CVC, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for year ended September 30, 1999, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2 - INITIAL PUBLIC OFFERING

On November 12, 1999, the Company completed an initial public offering pursuant to which 3,000,000 shares of Common Stock, par value $0.01 per share (the "Common Stock"), were issued and sold for $10.00 per share, less underwriting discounts and commissions of $0.70 per share. In addition, as part of the initial public offering, certain stockholders of the Company sold 500,000 shares of Common Stock. An additional 525,000 shares were sold by these stockholders as part of the exercise of the underwriters' overallotment option. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

There were 11,604,819 shares and 2,360,767 shares issued and outstanding at December 31, 1999 and September 30, 1999, respectively, of the Common Stock. As part of the initial public offerinG, 162,177 shares of preferred stock were automatically converted into 6,131,940 shares of Common Stock. During the three months ended December 31, 1999, 112,136 common shares were issued upon the exercise of stock options.


NOTE 3 - INVENTORIES

Inventories are recorded at the lower of cost, determined by the first-in, first-out method, or market value. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments, and other economic factors. Inventories consisted of the following at December 31, 1999 and September 30, 1999 (in thousands):

                                                      DECEMBER 31,    SEPTEMBER 30,
                                                          1999            1999
                                                          ----            ----
Component parts ................................       $ 17,422        $ 15,421
Work-in-process ................................         11,816          11,674
Finished goods .................................          2,392           4,117
                                                       --------        --------
                                                         31,630          31,212
  Less - reserve for obsolescence ..............         (1,375)         (2,025)
                                                       --------        --------
                                                       $ 30,255        $ 29,187
                                                       ========        ========

                                    CVC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income was $545,000 and $480,000 for the three months ended December 31, 1999 and 1998, respectively. Total comprehensive income is comprised of minimum pension liability adjustments, net of taxes. As the minimum pension liability is adjusted annually based on actuarial computations, other comprehensive income is consistent with net income on an interim basis.


NOTE 5 - EARNINGS PER SHARE

The following table illustrates the calculation of both basic and diluted earnings per share for the three months ended December 31, 1999 and 1998 (in thousands):

                                                                                        1999        1998
                                                                                        ----        ----
BASIC EARNINGS PER SHARE

Net income available to common shareholders .....................................     $   545     $   480
Weighted average number of common shares ........................................       7,346       1,058
                                                                                      -------     -------
Basic earnings per share ........................................................     $  0.07     $  0.45
                                                                                      =======     =======

DILUTED EARNINGS PER SHARE

Net income available to common shareholders .....................................     $   545     $   480
                                                                                      =======     =======
Weighted average number of common shares ........................................       7,346       1,058
Common equivalent shares related to stock options and convertible preferred stock       4,557       6,260
                                                                                      -------     -------
Weighted average common and common equivalent shares ............................      11,903       7,318
                                                                                      =======     =======
Diluted earnings per share ......................................................     $  0.05     $  0.07
                                                                                      =======     =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This Quarterly Report on Form 10-Q may be deemed to contain forward-looking information. Any forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including statements as to industry trends, future economic performance, anticipated revenues and expenses, and products or service line growth, may be significantly and materially impacted by certain risks and uncertainties, including, but not limited to, failure to meet operating objectives or to execute the operating plan of the Company; competition; the cyclical nature of the data storage and semiconductor industries; risks associated with the acceptance of new products by individual customers and by the marketplace; risks associated with dependence on major customers; the impact of economic downturns in foreign markets; integration of acquired companies; attraction and retention of key employees; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including, but not limited to, its Annual Report on Form 10-K for the year ended September 30, 1999 and the Company's prospectus, dated November 12, 1999, as filed with the SEC.

OVERVIEW

     CVC is a worldwide supplier of process equipment used in the manufacture of magnetic recording heads for tape and disk drives, optical components for telecommunications and advanced semiconductor devices for computers. CVC's principal product is the CONNEXION Cluster Tool system, which provides integrated deposition and etch equipment based on a central substrate handling platform and a series of interchangeable thin film deposition and etch processing modules. CVC also derives revenue from the sale of spare parts, enhancements, and field service contracts. In order to expand its technology and broaden its offering of process modules, CVC acquired Commonwealth Scientific Corporation in May 1999. Commonwealth's primary products are ion beam etch, ion beam deposition and diamond-like carbon process modules for the data storage industry and ion beam sources principally used by suppliers of optical equipment.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues for the following items in CVC's consolidated statement of operations.

                                                    THREE MONTHS ENDED DECEMBER 31,
                                                    -------------------------------
                                                        1999              1998
                                                        ----              ----
Revenues ...................................           100.0%            100.0%
Cost of goods sold .........................            61.5              56.3
                                                       -----             -----
Gross margin ...............................            38.5              43.7
Operating expenses
   Research and development ................            15.8              16.6
   Sales and marketing .....................            11.8              13.2
   General and administrative ..............             6.1               5.5
                                                       -----             -----
   Total ...................................            33.7              35.3
Income from operations .....................             4.8               8.4
Interest and other, net ....................            (1.1)             (2.2)
                                                       -----             -----
Income before income taxes .................             3.7               6.2
Income taxes ...............................             1.5               2.9
                                                       -----             -----
Net income .................................             2.2               3.3
                                                       =====             =====

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     REVENUES. Revenues increased 72.1% to $25.2 million for the quarter ended December 31, 1999 from $14.7 million for the quarter ended December 31, 1998. Of the increase in revenue, approximately $5.4 million is attributable to additional sales from Commonwealth Scientific Corporation which was acquired in May 1999, as well as increased sales to data storage customers of $3.3 million and increased sales to semiconductor customers of $2.1 million. These increased sales were partially offset by decreased revenues due to the disposition of two non-core product lines during fiscal 1999.

     GROSS MARGIN. Gross margin decreased to 38.5% of revenues for the quarter ended December 31, 1999 from 43.7% for the quarter ended December 31, 1998. The lower margins are mainly a reflection of product mix. Product lines such as spares, service and enhancements, which tend to have more favorable margins, represented an unusually high percentage of overall revenue in the fiscal 1999 first quarter when compared to the same period in fiscal 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by 63.3% to $4.0 million for the first quarter of fiscal 2000 from $2.4 million for the same period in fiscal 1999. As a percentage of revenues, research and development expenses were 15.8% and 16.6% for the quarters ended December 31, 1999 and 1998, respectively. The increase in these expenses is mainly attributable to $1.1 million of research personnel, related expenses associated with the Commonwealth acquisition, $0.2 million in outside contractors utilized to assist in the development of internal projects and $0.2 million in higher depreciation due to additional capitalization of demonstration tools throughout fiscal 1999.

     SALES AND MARKETING. Sales and marketing expenses increased by 54.0% to $3.0 million for the quarter ended December 31, 1999 from $1.9 million for the quarter ended December 31, 1998. As a percentage of revenues, sales and marketing expenses decreased to 11.8% for the December 1999 quarter from 13.2% for the December 1998 quarter. Of the $1.1 million increase, $0.9 million is due to the addition of personnel and their related expenses resulting from the acquisition of Commonwealth. The remainder of the increase is attributable to the addition of personnel and related expenses in field service to support CVC's expanded product offering and customer base.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 89.5% to $1.5 million for the first quarter of fiscal 2000 from $0.8 million in the first quarter of fiscal 1999. As a percentage of revenues, general and administrative expenses were 6.1% and 5.5% for the quarters ended December 31, 1999 and 1998, respectively. The increase in general and administrative expenses reflects additional costs of $0.4 million due to the Commonwealth acquisition and additional accruals for doubtful accounts of $0.2 million.

     INTEREST AND OTHER, NET. Interest and other, net decreased by 14.9% to $277,000 in the quarter ended December 31, 1999 from $326,000 in the quarter ended December 31, 1998. This decrease reflects lower interest expense due to the payment of debt with a portion of the proceeds from CVC's initial public offering during the first quarter of fiscal 2000.

     INCOME TAXES. Income tax expense was relatively consistent on a comparable basis for the first quarter of fiscal 2000 to the first quarter of fiscal 1999. The effective rate for the quarter ended December 31, 1999 was 42.0% compared to the effective rate of 46.6% for the quarter ended December 31, 1998. The decrease in the effective rate is based on an anticipated decrease in the annual effective rate for fiscal 2000 due to a less significant impact of non-deductible items as compared to fiscal 1999.

     IN-PROCESS RESEARCH AND DEVELOPMENT

     During fiscal 1999, as part of the purchase of Commonwealth, the value assigned to research expenditures on products in the development stage which had not reached technological feasibility and for which there is no alternative future use were written off in accordance with applicable accounting rules. This write-off amounted to approximately $1.2 million, respectively.

     The in-process technology acquired from Commonwealth consists of four technology groupings: ion source products, etch modules, deposition modules, and dielectric deposition modules, which had assigned values of $0.2 million, $0.5 million, $0.3 million and $0.2 million, respectively. Descriptions of these groupings are as follows:


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

     There is a risk associated with the completion of the research and development ("R&D") projects. CVC cannot assure that any of the projects will achieve technological or commercial success without the successful completion of the remaining R&D efforts on the acquired in-process technologies. Without the successful completion of the remaining R&D efforts, CVC would not realize the future revenues and profits attributed to the acquired R&D. CVC believes, however, that the failure of any particular in-process R&D project would not materially impact CVC's financial position or operating results.

     At December 31, 1999, the estimated development completion costs of the in-process R&D projects acquired from Commonwealth approximates $1.2 million, which will be incurred in the remainder of fiscal 2000. The total estimated completion costs and dates of completion are relatively consistent with the estimates made at the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES

     On November 12, 1999, CVC received net proceeds of $27.0 million from a public equity offering, consisting of 3,000,000 shares of Common Stock sold by CVC and 500,000 shares of Common Stock sold by certain shareholders of CVC at an initial public offering price of $10.00 per share. CVC used a portion of the net proceeds from the offering to repay approximately $12.0 million of debt, $10.0 million for the redemption of Series D Redeemable Preferred Stock and the balance for general corporate purposes. CVC did not receive any of the proceeds from the sale of shares by the selling stockholders.

     As of December 31, 1999, CVC had working capital of $38.9 million, including cash and cash equivalents of $4.2 million, compared to working capital of $22.1 million as of September 30, 1999.

     Operating activities provided cash of $0.6 million for the first quarter of fiscal 2000 as compared to providing cash of $1.5 million in the first quarter of fiscal 1999. The decrease in cash provided from operating activities is primarily attributable to changes in components of working capital.

     As of December 31, 1999, CVC had available a $15.0 million bank line of credit and a $3.0 million equipment line of credit. Maximum borrowings under these lines are based upon certain financial criteria and these borrowings are at an interest rate of prime. There were no borrowings outstanding under either of these lines as of December 31, 1999.

     CVC expects to spend approximately $6.0 million on capital expenditures in the current fiscal year, of which $0.9 million had been incurred as of December 31, 1999, including amounts capitalized from inventory. The capital expenditures were primarily for demonstration and development system tools. CVC continues to invest heavily in demonstration and development tools for use at its facilities in order to demonstrate new product capabilities for its magnetic head, optical component and semiconductor device customers.

     CVC believes that existing cash balances together with cash generated from operations and amounts available under existing lines of credit will be adequate to fund operations for at least the next 12 months.

     CVC's long-term capital requirements will be affected by many factors, including the success of CVC's current product offerings, CVC's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and general trends in the data storage and semiconductor industries. CVC plans to finance its long-term capital needs with the net proceeds of the initial public offering, together with borrowings and cash flow from operations. To the extent that these funds are insufficient to finance CVC's activities, CVC will have to raise additional funds through the issuance of additional equity or debt securities or through other means. There can be no assurance that additional financing will be available on acceptable terms.


YEAR 2000

     CVC has not experienced any material disruptions of its computer and microprocessor-based devices or operating difficulties of its mission critical applications or critical devices relating to the Year 2000 issue. In addition, CVC is not aware of any difficulties with its products at customer sites nor has CVC experienced any material problems related to applications or devices provided by critical external parties for use by CVC. We have no reason to believe that Year 2000 failures will seriously affect us in the future. However, given the proximity to January 1, 2000 and the possibility of latent Year 2000 defects, we cannot yet be sure that we will not experience Year 2000 failures or be affected by third-party Year 2000 failures, either of which may adversely impact our business. CVC will continue to monitor the operation of its computers and microprocessor-based devices for any Year 2000 related problems.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(D) USE OF PROCEEDS

     On November 12, 1999, our registration statement on Form S-1, file number 333-38057, became effective. Proceeds were approximately $27.0 million, net of fees and expenses. CVC has used $10.0 million for the redemption of Series D Redeemable Preferred Stock and $12.0 million to pay-off existing debt. The remainder of the proceeds are to be used for general corporate purposes. Pending the use for general corporate purposes, the proceeds have been invested in short-term, interest-bearing, investment grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.  OTHER INFORMATION - NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     27.1 Financial Data schedule of CVC, Inc. for the quarter ended December 31, 1999, filed herein.

B)   REPORTS ON FORM 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2000


                                    CVC, INC.


         FEBRUARY 10, 2000          BY:/S/ CHRISTINE B. WHITMAN
                                           ------------------------
                                           CHRISTINE B. WHITMAN
                                           CHAIRMAN OF THE BOARD,
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT
                                           (PRINCIPAL EXECUTIVE OFFICER)

         FEBRUARY 10, 2000          BY:/S/ EMILIO O. DICATALDO
                                           -----------------------
                                           EMILIO O. DICATALDO
                                           SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING AND
                                           FINANCIAL OFFICER)